Form 10-K
period 1996-03-31
WEBCOR ELECTRONICS INC
filed 1996-12-31
CIK 58636

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
                                       ____________

                          FORM 10-K

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

            For the fiscal years ended March 31,
           1989,1990,1991,1992,1993,1994,1995,1996
               Commission File Number  0-7349

                   WEBCOR ELECTRONICS, INC.
   (Exact name of Registrant as specified in its charter)

                Delaware            13-2695316
  (state or other jurisdiction of          (I.R.S. Employer
   incorporation  of organization)       identification No.)

                   1612 N. Osceola Avennue
                  Clearwater, Florida 34615
        (Address of Principal Executive Offices)(Zip Code)
       Registrant's telephone number, including area code:
                        (813) 443 3434
 Securities Registered pursuant to Section 12(g) of the Act
          Common Stock, par value $.01  per share.

 Indicate  by  check  mark whether the Registrant  (1)  has
 filed  all  reports required to be filed by Section 13  or
 15(d)   of the Securities Exchange Act of 1934 during  the
 preceding  12 months  (or for such shorter period that the
       Registrant  was required to file such reports).
               Yes __________  No. ___ X _____
                        _____________

    APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
         PROCEEDINGS DURING THE PRECEDING FIVE YEARS

 Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12,
 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court..

                 N/A        Yes ___ No ____

The number of shares outstanding of the Registrant's common stock is 3,476,370 (as of 10-Q January 31, 1989). The Registrant is an inactive company with limited trading in these securities. There has been virtually no regular trading in the market of this security over the last six years..



     PART I

Item 1. Business

Corporate Background Information

     WEBCOR ELECTRONICS, INC. (the"Registrant") was incorporated on December 3, 1971 under the laws of the State of Delaware. The Company's business consisted of manufactuing and selling cordless telephones, telephone accessories, electronic scales and calculators. On April 8, 1982, the Company registered its stock under Section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act").The Registrant conducted an initial public offering of its Common Stock in May, 1982 pursuant to a Form S-1 registration Statement under the Securities Act of 1933 (the "Securities Act").

     After pursuing its business for several years, the Registrant filed a voluntary petition under Chapter 11 of the Bankruptcy Act on February 1, 1989. This proceeding was filed in with the U.S. Bankruptcy Court for the Eastern District of New York (Brooklyn) and designated as Case # 89-10328. On October 16, 1990, the Company's Chapter 11 case was voluntarily converted to a case in Chapter 7 which resulted in the orderly liquidation of all corporate assets and the use of the proceeds to repay the Company's creditors. On November 13, 1996 the Company's case under Chapter 7 was closed by an order of the Court and the trustee was discharged. As a result of the Bankruptcy, the Company has no assets, liabilities, management or ongoing operations and has not engaged in any business activities since February, 1990. The Registrant has been totally inactive since November 13, 1996.

     During the pendancy of the Bankruptcy, the management of the Registrant neglected to file franchise tax returns with and pay the required franchise taxes to the State of Delaware. As a result, the Company's corporate charter was revoked by order of the Secretary of State of the State of Delaware on March 1, 1991. Similarly, the management of the Registrant neglected to file with the SEC either (a) the regular reports that are required of all companies that have securities registered under the Exchange Act, or (b) a certification on Form 15 terminating its registration under the Exchange Act. As a result, the Company remained a Registrant under the Exchange Act but was seriously delinquent in its SEC reporting obligations. According to the National Quotation Bureau, the last published quotation for the Company's Common Stock was posted by CARR SECURITIES CORP., one of the Company's market makers, on October 15, 1996. At that time, the published quote was $$0.00 bid and $0.10 asked. There have been no published quotations for the Company's Common Stock since October 15, 1996.

     Acting in its capacity as a Stockholder of the Company, and without first receiving any consent, approval or authorization of any other Stockholder or former officer or director of the Company, Capston effected a renewal, revival and restoration of the Company's certificate of incorporation pursuant to Section 312 of the General Corporation Law of the State of Delaware. In general,
Section 312 provides that any corporation may "procure an extension, restoration, renewal or revival of its certificate of incorporation, together with all the rights, franchises, privileges and immunities and subject to all of its duties, debts and liabilities which had been secured or imposed by its original certificate of incorporation" upon compliance with certain procedural requirements.

     After reviewing the applicable files, Capston determined that the only debt of the Company that was "secured or imposed by its original certificate" was the obligation of the Registrant to pay its Delaware taxes. Therefore, Capston paid all past due franchise taxes on behalf of the Company and then filed a Certificate of Renewal, Revival, Extension and Restoration of the Company's Certificate of Incorporation on behalf of the Company under the authority granted by Section 312(h). This Certificate was filed in the office of the Secretary of State of the State of Delaware on December 26, 1996 and at the date of this Proxy Statement the Company is lawfully incorporated, validly existing and in good standing under the laws of the State of Delaware.

Proposed Operations

     While the Registrant has no assets, liabilities, management or ongoing operations and has not engaged in any business activities since February 1990, Capston believes that it may be possible to recover some value for the Stockholders through the adoption and implementation of a Plan whereby the Registrant will be restructured as a "clean public shell" for the purpose of effecting a business combination transaction with a suitable privately-held company that has both business history and operating assets.

     Capston believes the Registrant will offer owners of a suitable privately-held company the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than would otherwise be required to conduct an initial public offering. Nevertheless, Capston is not aware of any empirical statistical data that would independently confirm or quantify Capston's beliefs concerning the perceived value of a merger or acquisition transaction for the owners of a suitable privately-held company. The owners of any existing business selected for a business combination with the Registrant will incur significant costs and expenses, including the costs of preparing the required business combination agreements and related documents, the costs of preparing the a Current Report on Form 8-K describing the business combination transaction and the costs of preparing the documentation associated with any future reporting under the Exchange Act and registrations under the Securities Act.

     If the Plan is approved by the Stockholders, the Registrant will be fully reactivated and then used as a corporate vehicle to seek, investigate and, if the results of such investigation warrant, effect a business combination with a suitable privately-held company or other business opportunity presented to it by persons or firms that seek the perceived advantages of a publicly held corporation. The business operations proposed in the Plan are sometimes referred to as a "blind pool" because Stockholders will not ordinarily have an opportunity to analyze the various business opportunities presented to the Registrant, or to approve or disapprove the terms of any business combination transaction that may be negotiated by Capston on behalf of the Registrant. Consequently, the Registrant's potential success will be heavily dependent on the efforts and abilities of Capston and its officers, directors and consultants, who will have virtually unlimited discretion in searching for, negotiating and entering into a business combination transaction. Capston and its officers, directors and consultants have had limited experience in the proposed business of the Registrant. Although Capston believes that the Registrant will be able to enter into a business combination transaction within 12 months after the approval of the Plan by the Stockholders, there can be no assurance as to how much time will elapse before a business combination is effected, if ever. The Registrant will not restrict its search to any specific business, industry or geographical location, and the Registrant may participate in a business venture of virtually any kind or nature.

     Capston and its officers, directors and consultants anticipate that the selection of a business opportunity for the Registrant will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, Capston believes that there are numerous privately-held companies seeking the perceived benefits of a publicly traded corporation. Such perceived benefits may include facilitating debt financing or improving the terms on which additional equity or may be sought, providing liquidity for the principals of the business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity for all stockholders and other factors.

     Potential business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Capston anticipates that the Registrant will be able to participate in only one business venture. This lack of diversification should be considered a substantial risk inherent in the Plan because it will not permit the Registrant to offset potential losses from one venture against gains from another. Moreover, due to the Registrant's lack of any meaningful financial, managerial or other resources, Capston believes the Registrant will not be viewed as a suitable business combination partner for either developing companies or established business that are in need of substantial additional capital.

Acquisition of Opportunities

     In implementing a particular business combination transaction, the Registrant may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business. After the consummation of a business combination transaction, it is likely that the present Stockholders of the Registrant will only own a small minority interest in the combined companies. In addition, as part of the terms of the acquisition transaction, all of the Registrant's officers and directors will ordinarily resign and be replaced by new officers and directors without a vote of the Stockholders. Capston does not intend to obtain the approval of the Stockholders prior to consummating any acquisition other than a statutory merger that requires a Stockholder vote. Capston and its officers, directors and consultants do not intend to sell any shares held by them in connection with a business acquisition.

     It is anticipated that any securities issued in a business combination transaction will be issued in reliance on exemptions from registration under applicable Federal and state securities laws. In some circumstances, however, as a negotiated element of a business combination, the Registrant may agree to register such securities either at the time the transaction is consummated or at some specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market that may develop may have a depressive effect on such market. While the actual terms of a transaction to which the Registrant may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called "tax free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code of 1986, as amended (the "Code") In order to obtain tax free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the stockholders of the Registrant would retain less than 20% of the issued and outstanding shares of the combined companies, which could result in significant dilution in the equity of such stockholders. The Registrant intends to structure any business combination in such manner as to minimize Federal and state tax consequences to the Registrant and any target company.

     As part of the Registrant's investigation of potential business opportunities, Capston and its officers, directors and consultants will ordinarily meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check reference of management and key personnel, and take other reasonable investigative measures, to the extent of the Registrant's limited resources and Capston's limited expertise. The manner in which the Registrant participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Registrant and other parties and the relative negotiating strength of the Registrant and such other management.

     With respect to any business combination negotiations, Capston will ordinarily focus on the percentage of the Registrant which target company stockholders would acquire in exchange for their ownership interest in the target company. Depending upon, among other things, the target company's assets and liabilities, the Registrant's stockholders will in all likelihood only own a small minority interest in the combined companies upon completion of the business combination transaction. Any business combination effected by the Registrant can be expected to have a significant dilutive effect on the percentage of shares held by the Registrant's current Stockholders.

     Upon completion of a business combination transaction, there can be no assurance that the combined companies will have sufficient funds to undertake any significant development, marketing and manufacturing activities.
Accordingly, the combined companies may be required to either seek additional debt or equity financing or obtain funding from third parties, in exchange for which the combined companies might be required to issue a substantial equity position. There is no assurance that the combined companies will be able to obtain additional financing on terms acceptable to the combined companies.

     It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity the costs incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss of the Registrant of the related costs incurred.

Item 2. Properties

      None.

Item 3. Legal Proceedings

      None.

Item 4.  Submission  of  matters to a vote of Security
Holders

      None.


     PART II

Item 5. Market for Registrant's Common Equity

There has been no consistent active trading in the Registrant's security for over five years. National
Quotation Bureau reported that on October 15, 1996 there was a closing ask of .10 with no closing bid reported.

Item 6. Selected Financial Data.


Operating Revenues           1992   1993   1994 1995  1996
Income (Loss) from
Continuing Operation          0       0      0   0     0
Income (Loss) from
Continuing Operations
Per Share                     0       0      0   0     0

Total Assets                  0       0     0    0     0
    Long Term Obligations     0       0     0    0     0
Cash Dividends Declared       0       0     0    0     0
       Per Common Share

Item 7. Management Discussion and Analysis of Financial
Condition and Results of Operations.

This   10-K  is  for  the  purpose  of  providing  financial
information in regard to the years that WEBCOR was in bankruptcy. To that end, the attached financial statements include an audited statement for November 13, 1996 when the Registrant's petition was declared closed and the trustee was discharged.
-
Management has attempted to reconstruct financial statements for the years in which WEBCOR was in bankruptcy. This was not possible due to the fact as a matter of routine the Trustee abandons all Records of the Debtor's Estate. Therefore, records necessary for reconstructing responsible financial statements for the years in bankruptcy were not available.

The Company had no operations on which to report during bankruptcy or since that time. It is the intention of the acting management to seek stockholder approval through a future proxy to seek out and acquire a private company which can cause the Company to once again become a viable operating public company.

Item 8. Financial Statements and Supplementary Data.

   For the information called for by this Item, see the Financial Statements attached.

Item 9. Changes in and Disagreements With Accoutants on
Accounting and Financial Disclosure.

     The Registrant's financial statements for the years ended March 31, 1988 were audited by the firm of Mann Judd Landau, Certified Public Accountants. As a result of the bankruptcy, as discussed elsewhere herein, the Registrant did not prepare audited financial statements from 1989 - 1996. In connection with the revival and restoration of the Company's certificate of incorporation, the firm of Want & Ender, Certified Public Accountants was retained to audit the Registrant's balance sheet for the year ended 1996, and to serve as the Registrant's auditor in the future. During the fiscal years ended 1996, and the subsequent interim period preceding the appointment of Mann Judd Landau, CPA, there were no reportable disagreements between the Registrant and the firm of Mann Judd Landau, Certified Public Accountants, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.


     PART III

Item 10. Directors and Executive Officers of the Registrant

     Ms. Sally Fonner, age 48, the president and sole stockholder of Capston, has assumed the duties of President, Secretary, Treasurer and Sole Director of the Registrant pending a Special Meeting of the Stockholders that is presently scheduled for January 31, 1997. At that Meeting, Ms. Fonner intends to seek re-election for a term of office that is anticipated be no more than two years or until permanent management can be located, whichever should occur first in time. Ms. Fonner's sole purpose is to seek out qualified new operations and management.


     PART III (cont.)

Item 11. Executive Compensation.

No officer or director of the Registrant has received any compensation for services performed during the past three years and no future compensation agreement between Ms.
Fonner and the Registrant is contemplated. Notwithstanding the foregoing, the Registrant's proposed Proxy Statement will provide for significant stock compensation to certain individuals selected by Capston.


Item 12. Security Ownership of Certain Beneficial Owners and
Management

Title of Class           Name / Address Amount of Percent of
                         Beneficial Owner
Beneficial Owner

Common  Victor Reichenstein             985,507    27.00%
                79 Express Street
                Plainview, NY
                11802

        Capston Network Company          5,000        --%
                1612 N. Osceola Avenue
                Clearwater, Fl
                34615


The above information, with the exception of Capston Network
Company, is taken from the last filed 10-Q dated January 31, 1989.


Item 13. Certain Relationships and Related Transactions

      No officer, director or family member of an officer or director is indebted to the Registrant.

Item 14. Exhibits, Financial Statement Schedules and
Reports.

Financial statements filed with this report:

      Independent Auditor's report for November 13,1996,
      Balance Sheet of November 13, 1996
      Statements of Income for November 13, 1996
      Shareholder Equity for November 13, 1996
      Independent Auditor's report for March 31, 1996.
      Balance Sheet of Marcn 31, 1996
      Statements of Income for March 31, 1996
      Shareholders Equity for March 31, 1996.

Exhibits:

Exhibit 3.1 Certificate of Reinstatement
Exhibit 3.2  Amended By-Laws



   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBCOR
Date: _______________              By____________________
                         Sally Fonner,
                         Acting Director
                         Acting President
                         and Acting Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange
Act  of   1934  this report has been signed  belowy  by  the
following person on behalf of the Registrant and in the capacities and on the date indicated.

Date : ______________         By_____________________
                         Sally Fonner,
                         Acting Director
                         Acting President
                         and Acting Chief Financial Officer

WANT & ENDER, CPA, P.C.
CERTIFIED PUBLIC ACCOUNTANTS            East 28th Street,8th Floor
                                        New   York,   NY 1001637
MARTIN ENDER. CPA                       Telephone(212)684-2414
STANLEY Z. WANT, CPA, CFP               Fax (212) 684-5433


                Independent Auditor's Report


To the Shareholders and Board of Directors
WEBCOR CORPORATION


We have audited the accompanying balance sheet of WEBCOR ELECTRONICS, INC. (A Dormant State Company) at November 13, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We have conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statoments are tree of material misstatement. An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our Opinion.

In our Opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WEBCOR ELECTRONICS, INC. (A Dormant State Company) at November 13, 1996 in conformity with generally accepted accounting principles.

Martin Ender
Want & Ender CPA, P.C.
Certified Public Accountants

New York, NY
December 27, 1996

                     WEBCOR CORPORATION
                  (A Dormant State Company)
                       Balance Sheets
                      November 13, 1996

                                                      1996

ASSETS


Organization Cost                                      0.00


   Total Assets                                        0.00

LIABILITIES AND ST0CKHOLDERS' EQUITY


STOCKHOLDERS' EQUITY
 Common Stock, par value $.01 per share;
 20,000,000.00 shares authorized of common stock;
 3,476,370.00  shares issued and  outstanding          0.00
Preferred Stock, par value $.01.
 1,000,000 shares authorized of preferred stock
Additional Paid in Capital                             0.00
Deficit accumulated during development stage           0.00


          Total Stockholders' Equity                   0.00


          Total Liabilities and Stockholders' Equity   0.00

       See accompanying notes to financial statements.


                     WEBCOR CORPORATION
                  (A Dormant State Company)

                      November 13, 1996

Note 1. NATURE of BUSINESS

WEBCOR  Corporation,  (A  Dormant  State  Company)   ,   was
incorporated on December 3, 1971 , under the laws of the State of Delaware. The Company's business consisted of manufactuing and selling cordless telephones, telephone accessories, electronic scales and calculators. On February 1, 1989, the Company filed a petition, No. 89-10328, in the U.S. Bankruptcy Court for the District of Eastern District Of New York (Brooklyn). WEBCOR attemted a re-organization for almost a year and a half. It took another six years to finalize the affairs of the Company. This bankruptcy began on February 1, 1989. on November 13, 1996 the Registrant's Petition was declared closed and the Trustee was discharged. Since November 13, 1996, the Registrant has been totally inactive.



WANT & ENDER, CPA, P.C.
Certified Public Accountants       37 East 26th Street, 8th floor
                                   New York, NY 10016
Martin Ender, CPA                  Telephone (212) 684-2414
Stanley Z. Want, CPA, CFP          Fax (212) 684-5433

Independent Auditor's Report

To the Shareholders and Board of Directors
WEBCOR CORPORATION

We have audited the accompanying balance sheet of WEBCOR ELECTRONICS, INC. (A Dormant State Company) at March 31, 1996 and the related statements of income, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We have conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WEBCOR ELECTRONICS, INC. (A Dormant State company) at March 31, 1996 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



Martin Ender
Want & Ender, CPA, P.C.
Certified Public Accountants
New York, NY
December 27, 1996

                     WEBCOR CORPORATION
                  (a Dormant State Company)
             for the year ending March 31,  1996

                                                       1996
 Assets

     Organization Cost                                $ 0.00

          Total Assets                                $ 0.00

Liabilities and Shareholder's Equity

Stockholders' Equity

Common Stock par value at $.01 per share
20,000,000.00 shares authorized,
 3,476,370.00 shares issued and outstanding            $0.00
Preferred Stock, par value $.01.
 1,000,000 shares authorized of preferred stock
 Additional Paid in Capital                            $0.00
Deficit accumulated during development stage           $0.00

Total Shareholders' Equity                             $0.00
Total Liabilities and Shareholders Equity              $0.00


                     WEBCOR CORPORATION
                  (a Dormant State Company)
                      Income Statements

              for the year ending March 31,1996



                                                        1996

Revenues and Expenses                                  $0.00

                  WEBCOR ELECTRONICS, INC.
                  (a Dormant State Company)
             Statements of Shareholder's Equity
             for the year ending March 31, 1996

                                                       1996

Common Stock
(3,476,370.00 shares issued & outstanding)             $0.00
Additional Paid in Capital                             $0.00
Accumulated Deficit                                    $0.00
Balance April 1                                        $0.00
Net Income/(loss) for the year                         $0.00
Balance March 31                                       $0.00


                  WEBCOR ELECTRONICS, INC.
                  (A Dormant State Company)

                       March 31, 1996

Note 1.  NATURE OF BUSINESS

WEBCOR, (A Dormant State Company), was incorporated on December 3, 1971, under the laws of the State of Delaware. The Company's business consisted of manufactuing and selling cordless telephones, telephone accessories, electronic scales and calculators. The Company's shares were traded on the AMS exchange, but are now traded over-the-counter as a penny stock. On February 1, 1989, The Company filed a petition, No. 89-10328, in the U.S. Bankruptcy Court for the District of Eastern District Of New York (Brooklyn). WEBCOR attemted a re-organization for almost a year and a half. It took another six years to finalize the affairs of the Company. This bankruptcy proceeding began on February 1, 1989 and on November 13, 1996 the Registrant's Petition was declared closed and the Trustee was discharged. Since November 13, 1996, the Registrant has been totally inactive.

On December 26, 1996, Capston Network Company, a stockholder, successfully reinstated the Registrant under its original Delaware Charter.

Note 2.  RELATED PARTY TRANSACTIONS

The Capston Network Company owns 5,000 shares in WEBCOR
ELECTRONICS, INC.