Form 10-Q
period 1996-06-30
WEBCOR ELECTRONICS INC
filed 1996-12-31
CIK 58636

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
                                       ____________
                          FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

            For the quarter ending June 30, 1996
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

                 N/A        Yes ___ No ____

The number of shares outstanding of the Registrant's common stock is 3,476,370 (as of 10-Q January 31, 1989). The Registrant is an inactive company with limited trading in these securities. There has been virtually no regular trading in the market of this security over the last six years..
                PART I-Financial Information

Item I. Financial Statements

                     WEBCOR CORPORATION
                  (a Dormant State Company)
            for the quarter ending June 30,  1996

                                                    1996
 Assets

     Organization Cost                            $ 0.00

          Total Assets                            $ 0.00

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

             for the quarter ending June 30,1996
                                                       1996

Revenues and Expenses                                  $0.00

                  WEBCOR ELECTRONICS, INC.
                  (a Dormant State Company)
             Statements of Shareholder's Equity
            for the quarter ending June 30, 1996

                                                       1996

Common Stock
(3,476,370.00 shares issued & outstanding)             $0.00
Additional Paid in Capital                             $0.00
Accumulated Deficit                                    $0.00
Balance April 1                                        $0.00
Net Income/(loss) for the year                         $0.00
Balance June 30                                        $0.00
                  WEBCOR ELECTRONICS, INC.
                  (A Dormant State Company)

                        June 30, 1996

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

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations.

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

PART II-Other Information

      None.

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