Form 10-Q
period 1996-09-30
WEBCOR ELECTRONICS INC
filed 1996-12-31
CIK 58636

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
                                       ____________
                          FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

          For the quarter ending September 30, 1996
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

Item I. Financial Statements

                     WEBCOR CORPORATION
                  (a Dormant State Company)
         for the quarter ending September 30,  1996

                                                          1996
 Assets

     Organization Cost                                   $ 0.00

          Total Assets                                   $ 0.00

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

          for the quarter ending September 30,1996
                                                        1996

Revenues and Expenses                                  $0.00

                  WEBCOR ELECTRONICS, INC.
                  (a Dormant State Company)
             Statements of Shareholder's Equity
          for the quarter ending September 30, 1996

                                                        1996

Common Stock
(3,476,370.00 shares issued & outstanding)             $0.00
Additional Paid in Capital                             $0.00
Accumulated Deficit                                    $0.00
Balance April 1                                        $0.00
Net Income/(loss) for the year                         $0.00
Balance September 30                                   $0.00

                  WEBCOR ELECTRONICS, INC.
                  (A Dormant State Company)

                      September 30, 1996

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