Form 10-Q
period 1996-12-31
WEBCOR ELECTRONICS INC
filed 1997-01-02
CIK 58636

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
                                       ____________
                          FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

          For the quarter ending December 31, 1996
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

                         Yes ___ No ____

The number of shares outstanding of the Registrant's common stock is 3,476,370 (as of 10-Q January 31, 1989). The Registrant is an inactive company with limited trading in these securities. There has been virtually no regular trading in the market of this security over the last six years.
                PART I-Financial Information

Item I. Financial Statements

                     WEBCOR CORPORATION
                  (a Dormant State Company)
          for the quarter ending December 31,  1996

                                                       1996
 Assets

     Organization Cost                               $ 0.00

          Total Assets                               $ 0.00

Liabilities and Shareholder's Equity

Stockholders' Equity

Common Stock par value at $.01 per share
20,000,000.00 shares authorized,
 3,476,370.00 shares issued and outstanding           $ 0.00
Preferred Stock, par value $.01.
 1,000,000 shares authorized of preferred stock
 Additional Paid in Capital                           $ 0.00
Deficit accumulated during development stage          $ 0.00

Total Shareholders' Equity                            $ 0.00
Total Liabilities and Shareholders Equity             $ 0.00

                     WEBCOR CORPORATION
                  (a Dormant State Company)
                      Income Statements

           for the quarter ending December 31,1996

                                                       1996

Revenues and Expenses                                  $0.00

                  WEBCOR ELECTRONICS, INC.
                  (a Dormant State Company)
             Statements of Shareholder's Equity
          for the quarter ending December 31, 1996

                                                       1996

Common Stock
(3,476,370.00 shares issued & outstanding)             $0.00
Additional Paid in Capital                             $0.00
Accumulated Deficit                                    $0.00
Balance April 1                                        $0.00
Net Income/(loss) for the year                         $0.00
Balance December 31                                    $0.00


                  WEBCOR ELECTRONICS, INC.
                  (A Dormant State Company)

                      December 31, 1996

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