Form 10-K
period 1997-03-31
WEBCOR ELECTRONICS INC
filed 1997-06-25
CIK 58636

vi
  SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
                                       ____________

                          FORM 10-K

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended March 31, 1997
               Commission File Number  0-7349

                   WEBCOR ELECTRONICS, INC.
   (Exact name of Registrant as specified in its charter)

                Delaware            13-2695316
  (state or other jurisdiction of          (I.R.S. Employer
   incorporation of organization)         identification No.)

                   1612 N. Osceola Avennue
                  Clearwater, Florida 34615
        (Address of Principal Executive Offices)(Zip Code)
       Registrant's telephone number, including area code:
                       (813) 443 - 3434
 Securities Registered pursuant to Section 12(g) of the Act
          Common Stock, par value $.01  per share.

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

 Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12,
 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                 N/A        Yes ___ No ____

The number of shares outstanding of the Registrant's common stock is 3,957,384 (according to the records of the transfer agent, American Stock Transfer & Trust Company as of January 31, 1997). The Registrant is an inactive company with limited trading in these securities. There has been virtually no regular trading in the market of this security over the last six years.


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

      During the pendancy of the Bankruptcy, the management of the Registrant neglected to file franchise tax returns with and pay the required franchise taxes to the State of Delaware. As a result, the Company's corporate charter was revoked by order of the Secretary of State of the State of Delaware on March 1, 1991. Similarly, the management of the Registrant neglected to file with the SEC either (a) the regular reports that are required of all companies that have securities registered under the Exchange Act, or (b) a certification on Form 15 terminating its registration under the Exchange Act. As a result, the Company remained a
Registrant under the Exchange Act but was seriously delinquent in its SEC reporting obligations. According to the National Quotation Bureau, the last published quotation for the Company's Common Stock was posted by CARR SECURITIES CORP., one of the Company's market makers, on October 15, 1996. At that time, the published quote was $0.00 bid and $0.10 asked. There have been no published quotations for the Company's Common Stock since October 15, 1996.

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

      Capston believes the Registrant will offer owners of a suitable privately-held company the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than would otherwise be required to conduct an initial public offering. Nevertheless, Capston is not aware of any empirical statistical data that would independently confirm or quantify Capston's beliefs concerning the perceived value of a merger or acquisition transaction for the owners of a suitable privately-held company. The owners of any existing business selected for a business combination with the Registrant will incur significant costs and expenses, including the costs of preparing the required business combination agreements and related documents, the costs of preparing a Current Report on Form 8-K describing the business combination transaction and the costs of preparing the documentation associated with any future reporting under the Exchange Act and registrations under the Securities Act.

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

      None.

Item 3. Legal Proceedings

      None.

Item 4.  Submission  of  matters to a vote of Security
Holders

      In February of 1997, the Registrant sent to its stockholders a Notice of Special Meeting and Proxy Statement which described a number of proposals relating to a plan of reorganization proposed by Capston Network Company (OCapstonO), a stockholder of the Company. Subsequently, on March 10, 1997, a Special meeting of the Stockholders was held and all of the proposals were approved by a majority vote of the Stockholders. The principal proposals approved by the stockholders were:

1. A  proposal  to  ratify the actions  of  Capston  in  (i)
   effecting  a  renewal,  revival and  restoration  of  the
   Company's Certificate of Incorporation; (ii) adopting amended by-laws to govern the business affairs of the Company, and (iii) filing the reports and other documents necessary to bring the Company current with respect to its reporting obligations under the Securities Exchange Act of 1934;

2. A proposal to elect a person designated by Capston to serve as the sole member of the Board of Directors until the 1998 annual Meeting of Stockholders, or until her successor is elected and qualified;

3. A proposal to consider and vote upon proposed an Amendment to the Company's Certificate of Incorporation that will effect a reverse split of all issued and outstanding shares of Common Stock in the ratio of one
   (1) share of new Common Stock for each 11.5879 shares presently outstanding so that immediately thereafter the Company will have a total of 300,000 shares issued and outstanding;

4. A  proposal to consider and vote upon a proposal to issue
   200,000  shares of Common Stock to persons designated  by
   Capston   as   compensation  for  services  rendered   in
   connection with the implementation of the Plan;

5. A proposal to consider and vote upon a proposal which will give the Board of Directors authority to pay an in-kind Finder's Fee to unrelated third party finders who introduce the Company to a suitable acquisition prospect.

6. Consider and vote upon a proposal that will give the Board of Directors discretionary authority to (i) change the Company's name and (ii) issue up to 4,500,000 shares of Common Stock to unrelated third parties, all without prior stockholder approval, in connection with a business combination transaction of the type contemplated by the Plan; and

7. A proposal to consider and vote upon a proposed Amendment to the Company's Certificate of Incorporation that will increase the authorized capital stock of the Company to 25,000,000 shares of $0.01 par value Common Stock and 5,000,000 shares of $0.01 par value Preferred Stock.
      Detailed disclosure respecting each of the amendments is set forth in the RegistrantOs Proxy Statement dated
January 29, 1997 which is incorporated herein by this reference.
     PART II

Item 5. Market for Registrant's Common Equity

There has been no consistent active trading in the Registrant's security for over five years. It does not currently have a market maker. It does have a new symbol which is WBET. According to the transfer agent, American Stock Transfer & Trust Company, there are 831 beneficial owners as of January 31, 1997.

Item 6. Selected Financial Data.


Operating Revenues           1993    1994   1995 1996     1997
Income (Loss) from
Continuing Operation            0       0      0  0      17,815
Income (Loss) from
Continuing Operations
Per Share                       0       0      0   0     0.004%

Total Assets                    0       0     0    0     0
    Long Term Obligations       0       0     0    0     0
Cash Dividends Declared         0       0     0    0     0
       Per Common Share

Note 1. The Company was completely inactive during the period commencing upon the filing of its petition under the filing of its petition under Ch. 11 of the Bankruptcy Code in 1989 and the restoration of its charter in 1996. Accordingly there were no revenues, expenses, assets, or liabilities during the fiscal years 1989 through 1996. The reported loss from operations in fiscal 1997 resulted solely from expenses incurred by Capston on behalf of the Company in connection with the restoration of the Company's corporate charter and the preparation and filing of certain reports required under the Securities Exchange Act of 1934. The off-setting credit was paid-capital, leaving the liabilities and the assets of the Company at $0 as of March 31, 1997.


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

Management has attempted to reconstruct financial statements for the years in which WEBCOR was in bankruptcy. This was not possible due to the fact as a matter of routine the Trustee abandons all Records of the Debtor's Estate. Therefore, records necessary for reconstructing responsible financial statements for the years in bankruptcy were not available, but an audit as of the close of bankruptcy on 11/13/96 was completed and filed with the commission.

The Company had no operations on which to report during bankruptcy or since that time. It is the intention of the acting management to seek stockholder approval through a future proxy to seek out and acquire a private company which can cause the Company to once again become a viable operating public company.

Item 8. Financial Statements and Supplementary Data.

For the information called for by this Item, see the Financial Statements attached. Webcor Electronics, Inc. will be entering the Small Business Issuer System with its first quarterly filing of its 97-98 fiscal year.

Item 9. Changes in and Disagreements With Accountants on
Accounting and Financial Disclosure.

The Registrant's financial statements for the years ended March 31, 1988 were audited by the firm of Mann Judd Landau, Certified Public Accountants. As a result of the bankruptcy, as discussed elsewhere herein, the Registrant did not prepare audited financial statements from 1989 - 1996. In connection with the revival and restoration of the Company's certificate of incorporation, the firm of Want & Ender, Certified Public Accountants was retained to audit the Registrant's balance sheet for the year ended 1996, and to serve as the Registrant's auditor in the future. During the fiscal years ended 1989, and the subsequent interim period preceding the appointment of Mann Judd Landau, CPA, there were no reportable disagreements between the Registrant and the firm of Mann Judd Landau, Certified Public Accountants, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. Want & Ender audited the Registrant's financial statements for the year ended March 31, 1997.

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


Item 12. Security Ownership of Certain Beneficial Owners and
Management

  The following table sets forth the shareholdings of those persons who own more than five percent of the Company's common stock as of the date of this Report:

Title of Class           Name / Address Amount of Percent of
                         Beneficial Owner
Beneficial Owner

Common  Victor Reichenstein             985,507    27.00%
                79 Express Street
                Plainview, NY
                11802

                Capston Network Company      5,000 0.0014%
                1612 N. Osceola Avenue
                Clearwater, Fl
                34615

The above information, with the exception of Capston Network Company, is taken from the last filed 10-Q dated January 31, 1989. The transfer agent nor Capston has no information which would indicate this information is still not the best available. Capston believes that of these individuals has sole investment and voting power with regard to the securities listed opposite his name.


Item 13. Certain Relationships and Related Transactions

      No officer, director or family member of an officer or director is indebted to the Registrant.

Item 14. Exhibits, Financial Statement Schedules and
Reports.

Financial statements filed with this report:

Independent Auditor's report for financial statements
       Consolidated Balance Sheet as of March 31,  1997  and
1996
       Consolidated Statements of Operations for the years ending March 31, 1997, 1996, 1995
       Consolidated Statement of Changes in Shareholder's Equity/(Deficit) for the years ending March 31, 1997, 1996, and 1995
       Consolidated Statements of Cash Flows for the years ended March 31, 1997, 1996, 1995


   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBCOR
Date: 6/20/97            By______/S/______________
                         Sally Fonner,
                         Director
                         President
                         and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange
Act  of   1934  this report has been signed  belowy  by  the
following person on behalf of the Registrant and in the capacities and on the date indicated.

Date : 6/20/97           By___________/S/__________
                         Sally Fonner,
                         Director
                         President
                         and Chief Financial Officer

WANT & ENDER, CPA, P.C.
CERTIFIED PUBLIC ACCOUNTANTS            East 28th Street,
                                        6th Floor
                                        New   York,   NY 10016
MARTIN ENDER. CPA                       Telephone (212)684-2414
STANLEY Z. WANT, CPA, CFP               Fax (212) 684-5433


                Independent Auditor's Report


To the Shareholders and Board of Directors
WEBCOR ELECTRONICS INC.


We have audited the accompanying balance sheet of WEBCOR ELECTRONICS, INC. (A Dormant State Company) at March 31, 1997 and 1996 and the related consolidated statements of operations, changes in shareholders equity/(deficit), and cash flows for each of the three years for the period ended March 31, 1997, 1996, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WEBCOR ELECTRONICS, INC. (A Dormant State Company) at March 31, 1997 and 1996 and the consolidated results of its operations and its cash flows for each of the three years for the period ended March 1997, 1996, 1995 in conformity with generally accepted accounting principles.

Martin Ender
Want & Ender CPA, P.C.
Certified Public Accountants

New York, NY
June 20, 1997

                     WEBCOR CORPORATION
                  (A Dormant State Company)

                 Consolidated Balance Sheet
                   March 31, 1997 and 1996

                                             1997       1996
 Assets


Organization Cost

 Total Assets                                 0.00      0.00

Liabilities and Shareholder's Equity

Stockholders' Equity

Common Stock par value at $.01 per share;
20,000,000 shares authorized of common stock;
3,476,370.00 shares issued and outstanding        0       0
Additional Paid in Capital                    17,815      0
Retained  Earnings (Deficit)                 (17,815)     0
                                              ______    _____


Total Shareholders' Equity                      0         0
                                               ______   _____

Total Liabilities and Shareholders Equity    $    0    $  0
                                             =========   ========



*Close of Chapter 7 was 11/13/96, but the Company had ceased all operations in 1990 with the US Bankruptcy Trustee taking on responsibility for the orderly liquidation of corporate assets and the use of the proceeds to repay the Company's creditors.


       See accompanying notes to financial statements

                     WEBCOR CORPORATION
                  (a Dormant State Company)
           Consolidated  Statements of Operations
     for the years ending March 31, 1997 , 1996 and 1995



                                1997          1996    1995*
                              Current year   03-31-9603-31-95
                              ____________   ________________

Revenues                      $    0         $   0     $ 0

Expenses
Administrative Expenses       $17,365        $   0     $ 0
Filing Fees                   $  450.            0     $ 0

Net Income/Loss for the year  $(17,815)      $   0     $ 0
                              =========      ======== ======

*Close of Chapter 7 was 11/13/96, but the Company had ceased all operations in 1990 with the US Bankruptcy Trustee taking on responsibility for the orderly liquidation of corporate assets and the use of the proceeds to repay the Company's creditors.

                  WEBCOR ELECTRONICS, INC.
                  (a Dormant State Company)
     Consolidated Statement of Changes in Shareholder's
                      Equity/(Deficit)
      for the years ended March 31, 1995, 1996 and 1997


                            1997   1996  1995
                            03-31 03-31 03-31

Common Stock
(3,957,384 shares issued
& outstanding)            $   0    $ 0    $ 0
Additional Paid
in Capital                  17,815   0      0

Balance April 1               0      0      0


Net Income/(loss)
 for the year           $ (17,815)   0       0

Balance March 31        $   0     $  0   $   0


*Close of Chapter 7 was 11/13/96, but the Company had ceased all operations in 1990 with the US Bankruptcy Trustee taking on responsibility for the orderly liquidation of corporate assets and the use of the proceeds to repay the Company's creditors.











       See accompanying notes to financial statements

                  WEBCOR ELECTRONICS, INC.
                  (A Dormant State Company)


           Consolidated Statements of  Cash Flows
     for the years ending March 31, 1997 , 1996 and 1995





                              Current Year        1996     1995
                              03-31-97         03-31-96   03-31-95

Cash Flows from Operating
 Activities
 Net Income                        $ (17,815)     $    0   $ 0

Net Cash Provided (used) /
By Operating Activities                0                0    0


Expenses Paid by Capston             17,815             0   0

Net Increase (Decrease) in Cash         0               0   0
Cash at Beginning of Period             0               0   0

Cash at End of Period              $    0               0   0
                                     ========           =   =


*Close of Chapter 7 was 11/13/96, but the Company had ceased all operations in 1990 with the US Bankruptcy Trustee taking on responsibility for the orderly liquidation of corporate assets and the use of the proceeds to repay the Company's creditors.











       See accompanying notes to financial statements

                  WEBCOR ELECTRONICS, INC.
                  (A Dormant State Company)

                       March 31, 1997

Note 1. HISTORY OF THE COMPANY

WEBCOR ELECTRONICS, INC., (A Dormant State Company), was incorporated on December 03, 1971, under the laws of the State of Delaware. The Company conducted an initial public offering of its Common Stock in August 1982 and in connection with an application to list its Common Stock on the AMEX system, the Company also registered its Common Stock pursuant to Section 12(g) of the Securities Exchange Act of 1934. The Company's Common Stock remained listed on the AMEX system until April 09, 1987.

On February 01, 1989, the Company filed a voluntary petition under Chapter 11 of the Bankruptcy ACT (Case No. 89-10328) in the U.S. Bankruptcy Court for the Eastern District of New York on October 1,1990, the Company's case under Chapter 11 was voluntarily converted into a case under Chapter 7 of the Bankruptcy Act. As a result of the voluntary conversion of the Company's bankruptcy case, all assets of the Company were transferred to the Trustee in Bankruptcy on the conversion date and the Company ceased all operations. Subsequently, the Trustee in Bankruptcy effected an orderly liquidation of corporate assets and used the proceeds to repay the Company's creditors. On November 13,1996 the Company's case under Chapter 7 was closed by an order of the Court and the Trustee in Bankruptcy was discharged. As a result of the Bankruptcy, the Company has no assets, liabilities, management or ongoing operations and has not engaged in any business activities since October, 1990.

Note 2. RESTORATION OF CORPORATE STATUS

On  December 26, 1996, acting in its capacity as the  holder of  5,000  shares (0.0014%)  of the Company's common  stock,
and  without  first  receiving  the  consent,  approval   or
authorization of any other person associated with the Company, Capston Network Company effected a renewal, revival
and   restoration   of   the   Company's   certificate    of
incorporation pursurant to Section 312 of the General Corporation Law of Delaware. Thereafter, Capston filed a 10-K for the years ending March 31, 1989-1996, and a Proxy Statement seeking approval and ratification of its actions,
along   with  authorization  to  seek  a  suitable  business
combination   transaction.    This   proxy   statement   was
ultimately distributed to the Company's stockholders and the proposals therein were approved by the holders of a majority of the Company's issued and outstanding shares.

Under the terms of the original Proxy Statement, Capston was authorized to seek a suitable business combination transaction on behalf of the Company and to submit the terms of any proposed business combination transaction to the Company's stockholders for their approval. Capston did not receive and was not entitled to receive any equity interest in the Company as a result of it's actions prior to the date of the Proxy Statement. Moreover, Capston was not entitled to reimbursement for any expenses incurred by it on behalf of the Company except to the extent that the terms of a business combination transaction provided for the reimbursement of such expenses. However, because Sally Fonner is both the President of WEBCOR ELECTRONICS, INC. and Capston, prior Staff Accounting Bulletins required under generally accepted accounting the treatment of debiting the expenses with corresponding credit to paid-in capital. Future expenses of Capston or others will be treated this way. These expenses are actual cash expenditures and do not reflect any costs associated with the operation of Capston nor any personnel time or cost.

Note 3. FUTURE EXPENSES

Capston will continue to extend administrative expenses to keep WEBCOR ELECTRONICS. INC. current with its reporting requirements, keeping the Corporation in good standing, any required proxy solicitation or acquisition efforts. These amounts should not exceed $50,000 in out-of-pockets costs.
In addition, if approved, and as a result of a suitable acquisition, additional fees paid for by issuance of equity position would be for: (i) Capston of 200,000 shares,
(ii)up to 9,500,000 shares for an acquisition(s) and (iii) up to 5% of the acquisition for a finder's fee .