Form 10QSB
period 1997-06-30
WEBCOR ELECTRONICS INC
filed 1997-09-19
CIK 58636

FORM 10-QSB

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

(Mark One)
   [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

               For the Quarter Ended June 30, 1997
                               OR
   [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

                  COMMISSION FILE NUMBER 0-7349

                    WEBCOR ELECTRONICS, INC.
       (Exact name of Issuer as specified in its charter)
           Delaware                                  59-3453153
other jurisdiction of                                (I.R.S.Employer
incorporation or organization)                      Identification No.)

                     1612 N. Osceola Avenue
                    Clearwater, Florida 33755
                 (Address of principal offices)
                         (813) 443-3434
        (IssuerOs telephone number, including area code)

      Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                              Yes E[X]E NoEE[ E ]

      State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable dates.

     Title of Each Class            Outstanding at June 30, 1997

Common Stock, $0.01 Par Value             3,476,370 Shares* subject to
                                          a reverse split of 11.5879


                        TABLE OF CONTENTS




PART I FINANCIAL INFORMATION                                           PAGE

ITEM 1 Financial Statements

       Consolidated Balance Sheets as of June 30, 1997

       Consolidated Statements of Operations for the Three Month
        Periods Ended June 30, 1997 and March 31, 1997.                 4

       Consolidated Statements of Cash Flow for the Three Month
        Periods Ended June 30, 1997 and March 31, 1997.                 5

       Notes to Financial Statements                                    6

ITEM 2 Managements Discussion and Analysis of
       Financial Condition and Results of Operations                    7

PART II OTHER INFORMATION                                               9

        SIGNATURES                                                      9




                     WEBCOR ELECTRONICS INC.
                    (a Dormant State Company)
                   Consolidated Balance Sheet
                 June 30, 1997 and March 31, 1997
                           (unaudited)

                                         06/30/97   03/31/97
 Assets


Organization Cost                          $    0      $   0

 Total Assets                                   0          0

Liabilities and
Shareholder's Equity

Stockholders' Equity

Common Stock par value at $.01 per share
20,000,000 shares authorized,
3,476,370 shares issued and outstanding         0         0
Additional Paid in Capital                   21,650     17,815
Retained  Earnings (Deficit)                (21,650)   (17,815)
                                             ______     _______


Total Shareholders' Equity                      0         0
                                             ______     _______

Total Liabilities and Shareholders Equity    $  0       $ 0
                                            =========   ========






         See accompanying notes to financial statements








                     WEBCOR ELECTRONICS INC.
                    (a Dormant State Company)
             Consolidated  Statements of Operations
     for the period ending June 30, 1997, and March 31, 1997
                           (unaudited)


                                1997            1997
                              06/30/97       03/31/97
                              _______        ________

Revenues                      $     0         $    0

Expenses
Administrative Expenses       $21,650        $17,365
Filing Fees                   $     0         $  450

Net Income/Loss for the year  $(21,650)      $(17,815)
                              =========      ========


         See accompanying notes to financial statements













                    WEBCOR ELECTRONICS, INC.
                    (a Dormant State Company)
             Consolidated Statements of  Cash Flows
for three months ended June 30, 1997 and the year ended March 31,
                              1997
                           (unaudited)


                                               For Three Months Ended
                                                06-30-97     03-31-97

Cash Flows from Operating Activities
Net Income                                     $(21,650)     (17,815)

Net Cash Provided (used) /
By Operating Activities                               0            0


Expenses Paid by Capston                         21,650       17,815

Net Increase (Decrease) in Cash                       0            0
Cash at Beginning of Period                           0            0

Cash at End of Period                           $     0        $   0
                                                  ========       ====











               See accompanying notes to financial statements







                    WEBCOR ELECTRONICS, INC.
                    (A Dormant State Company)


                          June 30, 1997

Note 1. HISTORY OF THE COMPANY

WEBCOR ELECTRONICS INC., (A Dormant State Company), was incorporated on December 3, 1971, under the laws of the State of Delaware. The Company conducted an initial public offering of its Common Stock in May 1982 and in connection with an application to list its Common Stock on the AMEX system, the Company also registered its Common Stock pursuant to Section 12(g) of the Securities Exchange Act of 1934. The Company's Common Stock remained listed on the AMEX system until April 09, 1987.

On February 01, 1989, the Company filed a voluntary petition under Chapter 11 of the Bankruptcy Act (Case No. 89-10328) in the U.S. Bankruptcy Court for the Eastern District of New York. On October 16, 1990, the Company's case under Chapter 11 was voluntarily converted into a case under Chapter 7 of the Bankruptcy Act. As a result of the voluntary conversion of the Company's bankrupty case , all assets of the Company were transferred to the Trustee in Bankruptcy on the conversion date and the Company ceased all operations. Subsequently, the Trustee in Bankruptcy effected an orderly liquidation of corporate assets and used the proceeds to repay the Company's creditors. On November 13,1996 the Company's case under Chapter 7 was closed by an order of the Court and the Trustee in Bankruptcy was discharged. As a result of the Bankruptcy, the Company has no assets, liabilities, management or ongoing operations and has not engaged in any business activities since February, 1990.

Note 2. RESTORATION OF CORPORATE STATUS

On December 26, 1996, acting in its capacity as the holder of 5000 shares (0.0014%) of the Company's common stock, and without first receiving the consent, approval or authorization of any other person associated with the Company, Capston Network Company effected a renewal, revival and restoration of the Company's certificate of incorporation pursuant to Section 312 of the General Corporation Law of Delaware. Thereafter, Capston filed a 10-K for the years ending March 31, 1989-1996, and a Proxy Statement seeking approval and ratification of its actions, along with authorization to seek a suitable business combination transaction. This proxy statement was ultimately distributed to the Company's stockholders and the proposals therein were approved by the holders of a majority of the Company's issued and outstanding shares.

Under the terms of the original Proxy Statement, Capston was authorized to seek a suitable business combination transaction on behalf of the Company and to submit the terms of any proposed business combination transaction to the Company's stockholders for their approval. Capston did not receive and was not entitled to receive any equity interest in the Company as a result of it's actions prior to the date of the Proxy Statement. Moreover, Capston was not entitled to reimbursement for any expenses incurred by it on behalf of the Company except to the extent that the terms of a business combination transaction provided for the reimbursement of such expenses. However, because Sally Fonner is both the President of WEBCOR ELECTRONICS INC. and Capston, prior Staff Accounting Bulletins require under generally accepted accounting principles the treatment of debiting the expenses with corresponding credit to paid-in capital. Future expenses of Capston or others will be treated this way. These expenses are actual cash expenditures and do not reflect any costs associated with the operation of Capston nor any personnel time or cost.

Note 3. FUTURE EXPENSES

Capston will continue to extend administrative expenses to keep WEBCOR ELECTRONICS, INC. current with its reporting requirements, keeping the Corporation in good standing, any required proxy solicitation or acquisition efforts. These amounts should not exceed $50,000 in out-of-pockets costs. In addition, if approved, and as a result of a suitable acquisition, additional fees paid for by issuance of equity position would be for: (i) Capston of 200,000 shares, (ii)up to 4,500,000 shares for an acquisition(s) and (iii) up to 5% of the acquisition for a finder's fee .


Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition

      WEBCOR ELECTRONICS INC. has no operations, assets or liabilities. Expenses incurred to keep it in good standing with governmental and regulatory bodies, maintain the transferability of its stock and interact with stockholders, are paid by Capston.

Corporate Background Information

WEBCOR ELECTRONICS INC., (the Registrant), was incorporated on December 3, 1971, under the laws of the State of Delaware. The Company conducted an initial public offering of its Common Stock in May 1982 and in connection with an application to list its Common Stock on the AMEX system, the Company also registered its Common Stock pursuant to Section 12(g) of the Securities Exchange Act of 1934. The Company's Common Stock remained listed on the AMEX system until April 09, 1987.

On February 01, 1989, the Company filed a voluntary petition under Chapter 11 of the Bankruptcy Act (Case No. 89-10328) in the U.S. Bankruptcy Court for the Eastern District of New York. On October 16, 1990, the Company's case under Chapter 11 was voluntarily converted into a case under Chapter 7 of the Bankruptcy Act. As a result of the voluntary conversion of the Company's bankrupty case , all assets of the Company were transferred to the Trustee in Bankruptcy on the conversion date and the Company ceased all operations. Subsequently, the Trustee in Bankruptcy effected an orderly liquidation of corporate assets and used the proceeds to repay the Company's creditors. On November 13,1996 the Company's case under Chapter 7 was closed by an order of the Court and the Trustee in Bankruptcy was discharged. As a result of the Bankruptcy, the Company has no assets, liabilities, management or ongoing operations and has not engaged in any business activities since February, 1990.

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

      Acting in its capacity as a Stockholder of the Company, and without first receiving any consent, approval or authorization of any officer, director or other Stockholder of the Company, Capston effected a renewal, revival and restoration of the Company's certificate of incorporation pursuant to Section 312 of the General Corporation Law of the State of Delaware. In general,
Section 312 provides that any corporation may "procure an extension, restoration, renewal or revival of its certificate of incorporation, together with all the rights, franchises, privileges and immunities and subject to all of its duties, debts and liabilities which had been secured or imposed by its original certificate of incorporation" upon compliance with certain procedural requirements.

      After reviewing the applicable files, Capston determined that the only debt of the Company that was "secured or imposed by its original certificate" was the obligation of the Registrant to pay its Delaware taxes. Therefore, Capston paid all past due franchise taxes on behalf of the Company and then filed a Certificate of Renewal, Revival, Extension and Restoration of the Company's Certificate of Incorporation on behalf of the Company under the authority granted by Section 312(h). The total out-of-pocket costs paid by Capston incurred in connection with the restoration of the Company's charter was $450. This Certificate was filed in the office of the Secretary of State of the State of Delaware on December 26, 1996 and at the date of this Proxy Statement the Company is lawfully incorporated, validly existing and in good standing under the laws of the State of Delaware.

Proposed Operations

      While the Registrant has no assets, liabilities, management or ongoing operations and has not engaged in any business activities, Capston believes that it may be possible to recover some value for the Stockholders through the adoption and implementation of a Plan whereby the Company will be restructured as a "clean public shell" for the purpose of effecting a business combination transaction with a suitable privately-held company that has both business history and operating assets.

     Capston believes the Company will offer owners of a suitable privately-held company the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than would otherwise be required to conduct an initial public offering. Nevertheless, Capston is not aware of any empirical statistical data that would independently confirm or quantify Capston's beliefs concerning the perceived value of a merger or acquisition transaction for the owners of a suitable privately-held company. The owners of any existing business selected for a business combination with the Company will incur significant costs and expenses, including the costs of preparing the required business combination agreements and related documents, the costs of preparing a Current Report on Form 8-K describing the business combination transaction and the costs of preparing the documentation associated with any future reporting under the Exchange Act and registrations under the Securities Act.

      If the Plan is approved by the Stockholders, the Company will be fully reactivated and then used as a corporate vehicle to seek, investigate and, if the results of such investigation warrant, effect a business combination with a suitable privately-held company or other business opportunity presented to it by persons or firms that seek the perceived advantages of a publicly held corporation. The business operations proposed in the Plan are sometimes referred to as a "blind pool" because Stockholders will not ordinarily have an opportunity to analyze the various business opportunities presented to the Company, or to approve or disapprove the terms of any business combination transaction that may be negotiated by Capston on behalf of the Company. Consequently, the Company's potential success will be heavily dependent  on  the  efforts  and abilities  of  Capston  and  its officers, directors and consultants, who will have virtually unlimited discretion in searching for, negotiating and entering into a business combination transaction. Capston and its officers, directors and consultants have had limited experience in the proposed business of the Company. Although Capston believes that the Company will be able to enter into a business combination transaction within 12 months after the approval of the Plan by the Stockholders, there can be no assurance as to how much time will elapse before a business combination is effected, if ever. The Company will not restrict its search to any specific business, industry or geographical location, and the Company may participate in a business venture of virtually any kind or nature.

       Capston and its officers, directors and consultants anticipate that the selection of a business opportunity for the Company will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, Capston believes that there are numerous privately-held companies seeking the perceived benefits of a publicly traded corporation. Such perceived benefits may include facilitating debt financing or improving the terms on which additional equity or may be sought, providing liquidity for the principals of the business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity for all stockholders and other factors.

     Potential business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Capston anticipates that the Company will be able to participate in only one business venture. This lack of diversification should be considered a substantial risk inherent in the Plan because it will not permit the Company to offset potential losses from one venture against gains from another. Moreover, due to the Company's lack of any meaningful financial, managerial or other resources, Capston believes the Company will not be viewed as a suitable business combination partner for either developing companies or established business that are in need of substantial additional capital.

Acquisition of Opportunities

       In implementing a particular business combination transaction, the Company may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business. After the consummation of a business combination transaction, it is likely that the present Stockholders of the Company will only own a small minority interest in the combined companies. In addition, as part of the terms of the acquisition transaction, all of the Company's officers and directors will ordinarily resign and be replaced by new officers and directors without a vote of the Stockholders. Capston does not intend to obtain the approval of the Stockholders prior to consummating any acquisition other than a statutory merger that requires a Stockholder vote. Capston and its officers, directors and consultants do not intend to sell any shares held by them in connection with a business acquisition.

      It is anticipated that any securities issued in a business combination transaction will be issued in reliance on exemptions from registration under applicable Federal and state securities laws. In some circumstances, however, as a negotiated element of a business combination, the Company may agree to register such securities either at the time the transaction is consummated or at some specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market that may develop may have a depressive effect on such market. While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called "tax free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code of 1986, as amended (the "Code"). In order to obtain tax free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the stockholders of the Company would retain less than 20% of the issued and outstanding shares of the combined companies, which could result in significant dilution in the equity of such stockholders. The Company intends to structure any business combination in such manner as to minimize Federal and state tax consequences to the Company and any target company.

     As part of the Company's investigation of potential business opportunities, Capston and its officers, directors and consultants will ordinarily meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check reference of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited resources and Capston's limited expertise. The manner in which the Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties and the relative negotiating strength of the Company and such other management.

      With respect to any business combination negotiations, Capston will ordinarily focus on the percentage of the Company which target company stockholders would acquire in exchange for their ownership interest in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's stockholders will in all likelihood only own a small minority interest in the combined companies upon completion of the business combination transaction. Any business combination effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's current Stockholders.

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

      It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity the costs incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss of the Company of the related costs incurred.




Exemption from Rule 419

      As  an  existing  Registrant under the  Exchange  Act,  the
Company's proposed activities are not subject to SEC Rule 419 which was adopted to strengthen the regulation of "blind pool" companies which Congress has found to have been common vehicles for fraud and manipulation in the penny stock market. The Company is not subject to Rule 419 because it is not offering stock to the public in an offering registered under the Securities Act. Accordingly, Stockholders are not entitled to the substantive protection provided by Rule 419.



PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

       NONE

ITEM 2.CHANGES IN SECURITIES
       NONE

ITEM 3.DEFAULTS ON SENIOR SECURITIES
       NONE

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
       NONE

ITEM 5.OTHER INFORMATION
       NONE

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K
       A.   Exhibits  None
       B. Reports on Form 8-K           None



                           SIGNATURES
      Pursuant to the requirements of the Securities and Exchange
Act  of  1934, the Registrant has duly caused this report  to  be
signed   on   its  behalf  by  the  undersigned  thereunto   duly
authorized.

                                   WEBCOR ELECTRONICS, INC.



                                   Sally A. Fonner
                                   Chief Executive Officer
                                   Dated: June 30, 1997



                                   Sally A. Fonner
                                   Chief Financial Officer
                                   Dated: June 30, 1997