Form 10QSB
period 1997-09-30
WEBCOR ELECTRONICS INC
filed 1997-10-15
CIK 58636

FORM 10-QSB

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

(Mark One)
   [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

            For the Quarter Ended September 30, 1997
                               OR
   [   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                              OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                     COMMISSION FILE NUMBER 0-7349

                        WEBCOR ELECTRONICS, INC.
       (Exact name of Issuer as specified in its charter)
           Delaware                                  59-3453153
      other jurisdiction of                         (I.R.S.Employer
     incorporation or organization)                 Identification No.)

                     1612 N. Osceola Avenue
                    Clearwater, Florida 33755
                 (Address of principal offices)
                         (813) 443-3434
        (Issuer's telephone number, including area code)

      Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                              Yes [X] No[  ]

      State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable dates.
     Title of Each Class         Outstanding at September 30, 1997
Common Stock, $0.01 Par Value             3,476,370 Shares
                                Subject to Reverse Split of 11.5879.
                                   See Item 4 of 10-K March 1997.


                        TABLE OF CONTENTS




PART I FINANCIAL INFORMATION                                     PAGE
ITEM 1 Financial Statements

       Consolidated Balance Sheets as of September 30, 1997       3

       Consolidated Statements of Operations for the Periods
       Ended September 30, 1997 and September 30, 1996.           4

       Consolidated Statements of Cash Flow for the
       Periods Ended September 30, 1997 and September 30, 1996.   5

       Notes to Financial Statements                              6

ITEM 2 Management's Discussion and Analysis of
       Financial Condition and Results of Operations              7

PART II OTHER INFORMATION                                         9
        SIGNATURES                                                9


                     WEBCOR ELECTRONICS INC.
                    (a Dormant State Company)
                    Consolidated Balance Sheet
            September 30, 1997 and September 30, 1996
                           (unaudited)


                                          09/30/97   09/30/96
Assets


Organization Cost                          $    0      $   0

Total Assets                                    0          0

Liabilities and Shareholder's Equity

Stockholders' Equity

Common Stock par value at $.01 per share
20,000,000 shares authorized,
3,476,370 shares issued and outstanding         0          0
Additional Paid in Capital                 23,650          0
Retained  Earnings (Deficit)              (23,650)         0
                                           ______        _______


Total Shareholders' Equity                      0          0
                                           ______        _______

Total Liabilities and Shareholders Equity  $    0       $  0
                                         =========       ========






         See accompanying notes to financial statements






                     WEBCOR ELECTRONICS INC.
                    (a Dormant State Company)
             Consolidated  Statements of Operations
for the period ending September 30, 1997, and September 30, 1996
                           (unaudited)


                                1997            1996
                              09/30/97       09/30/96
                              _______        ________

Revenues                      $      0         $    0

Expenses
Administrative Expenses       $ 23,650         $    0
Filing Fees                   $      0         $    0

Net Income/Loss for the year  $(23,650)      $      0
                              =========      ========


         See accompanying notes to financial statements







                     WEBCOR ELECTRONICS, INC.
                    (a Dormant State Company)
             Consolidated Statements of  Cash Flows
   for periods ended September 30, 1997 and September 30, 1996
                           (unaudited)


                                          For the Years Ended
                                       09-30-97           09-30-96

Cash Flows from Operating Activities
Net Income                            $(23,650)                 0

Net Cash Provided (used) /
By Operating Activities                      0                  0


Expenses Paid by Capston                23,650                  0

Net Increase (Decrease) in Cash              0                  0
Cash at Beginning of Period                  0                  0

Cash at End of Period                  $     0              $   0
                                      ========               ====






        See accompanying notes to financial statements




                     WEBCOR ELECTRONICS, INC.
                    (A Dormant State Company)


                       September 30, 1997

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

Note 3. FUTURE EXPENSES

Capston will continue to extend administrative expenses to keep WEBCOR ELECTRONICS, INC. current with its reporting requirements, keeping the Corporation in good standing, any required proxy solicitation or acquisition efforts. These amounts should not exceed $50,000 in out-of-pockets costs. In addition, as approved, and as a result of a suitable acquisition, additional fees paid for by issuance of equity position would be for: (i) Capston of 200,000 shares, (ii) up to 4,500,000 shares for an acquisition(s) and (iii) up to 5% of the acquisition for a finder's fee .


Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition

      WEBCOR ELECTRONICS INC. has no operations, assets or liabilities. Expenses incurred to keep it in good standing with governmental and regulatory bodies, maintain the transferability of its stock and interact with stockholders, are paid by Capston.

Corporate Background Information

      WEBCOR ELECTRONICS INC., (the Registrant), was incorporated on December 3, 1971, under the laws of the State of Delaware.The Company conducted an initial public offering of its Common Stock in May 1982 and in connection with an application to list its Common Stock on the AMEX system, the Company also registered its Common Stock pursuant to Section 12(g) of the Securities Exchange Act of 1934. The Company's Common Stock remained listed on the AMEX system until April 09, 1987.

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

     During the pendancy of the Bankruptcy, the management of the Registrant neglected to file franchise tax returns with and pay the required franchise taxes to the State of Delaware. As a result, the Company's corporate charter was revoked by order of the Secretary of State of the State of Delaware on March 1, 1991. Similarly, the management of the Registrant neglected to file with the SEC either (a) the regular reports that are required of all companies that have securities registered under the Exchange Act, or (b) a certification on Form 15 terminating its registration under the Exchange Act. As a result, the Company remained a Registrant under the Exchange Act but was seriously delinquent in its SEC reporting obligations. According to Lumiere Securities, the last published quotation for the Company's Common Stock was posted by CARR SECURITIES CORP., one of the Company's market makers, on September 26, 1997. At this time, the published quote is $0.10 bid and $0.25 asked.

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

      The Plan is approved by the Stockholders. The Company has been fully reactivated and ready to be used as a corporate vehicle to seek, investigate and, if the results of such investigation warrant, effect a business combination with a suitable privately-held company or other business opportunity presented to it by persons or firms that seek the perceived advantages of a publicly held corporation. The business operations proposed in the Plan are sometimes referred to as a "blind pool" because Stockholders will not ordinarily have an opportunity to analyze the various business opportunities presented to the Company, or to approve or disapprove the terms of any business combination transaction that may be negotiated by Capston on behalf of the Company. Consequently, the Company's potential success will be heavily dependent on the efforts and abilities of Capston and its officers, directors and consultants, who will have virtually unlimited discretion in searching for, negotiating and entering into a business combination transaction. Capston and its officers, directors and consultants have had limited experience in the proposed business of the Company. Although Capston believes that the Company will be able to enter into a business combination transaction within 12 months after the approval of the Plan by the Stockholders, there can be no assurance as to how much time will elapse before a business combination is effected, if ever. The Company will not restrict its search to any specific business, industry or geographical location, and the Company may participate in a business venture of virtually any kind or nature.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        NONE

ITEM 2. CHANGES IN SECURITIES

        NONE

ITEM 3. DEFAULTS ON SENIOR SECURITIES

        NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        NONE

ITEM 5. OTHER INFORMATION

        NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        A.   Exhibits  None

        B.   Reports on Form 8-K           None



                           SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be
signed   on   its  behalf  by  the  undersigned  thereunto   duly
authorized.

                                   WEBCOR ELECTRONICS, INC.

                                          /s/

                                   Sally A. Fonner
                                   Chief Executive Officer
                                   Dated: September 30, 1997

                                   /s/

                                   Sally A. Fonner
                                   Chief Financial Officer
                                   Dated: September 30, 1997