Form 10QSB
period 1997-12-31
WEBCOR ELECTRONICS INC
filed 1998-05-15
CIK 58636

FORM 10-QSB

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

(Mark One)
   [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

             For the Quarter Ended December 31, 1997
                               OR
   [   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
   OF THE
       SECURITIES EXCHANGE ACT OF 1934

                  COMMISSION FILE NUMBER 0-7349

                    WEBCOR ELECTRONICS, INC.
       (Exact name of Issuer as specified in its charter)
           Delaware                                  59-3453153
other jurisdiction of                                (I.R.S.
Employer
incorporation or organization)
Identification No.)

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

      State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable dates.
     Title of Each Class          Outstanding at December 31, 1997
Common Stock, $0.01 Par Value             3,476,370 Shares
                                Subject to Reverse Split of 11.5879.
                                   See Item 4 of 10-K March 1997.
                        TABLE OF CONTENTS




PART I FINANCIAL INFORMATION                                 PAGE
ITEM 1 Financial Statements
       Consolidated Balance Sheets as of December 31, 1997   3
       Consolidated Statements of Operations for thePeriods
       Ended December 31, 1997 and December 31, 1996.        4
       Consolidated Statements of Cash Flow for the
       Periods Ended December 31, 1997 and December 31, 1996.5
       Notes to Financial Statements                         6
ITEM 2 ManagementOs Discussion and Analysis of
       Financial Condition and Results of Operations         7

PART II                                               OTHER INFORMATION
9
       SIGNATURES                                            9
                     WEBCOR ELECTRONICS INC.
                    (a Dormant State Company)
                   Consolidated Balance Sheet
             December 31, 1997 and December 31, 1996
                           (unaudited)
                                12/31/97   12/31/96
 Assets


Organization Cost             $    0      $   0

 Total Assets                      0          0

Liabilities and Shareholder's Equity

Stockholders' Equity

Common Stock par value at $.01 per share
20,000,000 shares authorized,
3,476,370 shares issued and outstanding           0    0
Additional Paid in Capital      25,232      1,746
Retained  Earnings (Deficit)   (25,232)    (1,746)
                                ______     _______


Total Shareholders' Equity         0              0
                                ______        _______

Total Liabilities and Shareholders Equity     $        0    $
0
                              =========       ========






         See accompanying notes to financial statements

                     WEBCOR ELECTRONICS INC.
                    (a Dormant State Company)
             Consolidated  Statements of Operations
 for the period ending December 31, 1997, and December 31, 1996
                           (unaudited)


                                1997            1996
                              12/31/97       12/31/96
                              _______        ________

Revenues                      $    0         $   0

Expenses
Administrative Expenses       $25,232        $1,746
Filing Fees                   $    0         $   0

Net Income/Loss for the year  $(25,232)      $        (1,746)
                              =========      ========


         See accompanying notes to financial statements



                    WEBCOR ELECTRONICS, INC.
                    (a Dormant State Company)
             Consolidated Statements of  Cash Flows
    for periods ended December 31, 1997 and December 31, 1996
                           (unaudited)


                                         For the Years Ended
                                12-31-97
12-31-96

Cash Flows from Operating Activities
 Net Income                       $(25,232)            $
(1,746)

Net Cash Provided (used) /
By Operating Activities                0                    0


Expenses Paid by Capston           25,232                   1,746

Net Increase (Decrease) in Cash         0                   0
Cash at Beginning of Period             0
0

Cash at End of Period             $     0          $      0
                                   ========             ====














         See accompanying notes to financial statements

                    WEBCOR ELECTRONICS, INC.
                    (A Dormant State Company)


                        December 31, 1997

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

On February 01, 1989, the Company filed a voluntary petition under Chapter 11 of the Bankruptcy Act (Case No. 89-10328) in the U.S. Bankruptcy Court for the Eastern District of New York. On October 16, 1990, the Company's case under Chapter 11 was voluntarily converted into a case under Chapter 7 of the Bankruptcy Act. As a result of the voluntary conversion of the Company's bankruptcy case , all assets of the Company were transferred to the Trustee in Bankruptcy on the conversion date and the Company ceased all operations. Subsequently, the Trustee in Bankruptcy effected an orderly liquidation of corporate assets and used the proceeds to repay the Company's creditors. On November 13,1996 the Company's case under Chapter 7 was closed by an order of the Court and the Trustee in Bankruptcy was discharged. As a result of the Bankruptcy, the Company has no assets, liabilities, management or ongoing operations and has not engaged in any business activities since February, 1990.

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

Note 4 As a result of a special meeting voting which is reported on the 1997 10-K, the stockholders approved a reverse split and a compensation package for Capston and the Director which results in the common shareholders having a total of 300,000 shares among themselves and Capston and Ms. Fonner having 200,000 shares , for a total of 500,000 outstanding. In addition, the stockholders approved an increase of authorized common shares from 20,000,000 to 25,000,0000 and preferred from 1,000,000 to
5,000,000. Due to adminstrative complexities, it is management's decision to delay both the issuance of thier compensation shares and the reverse split until a business combination is realized.
Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations.

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

On February 01, 1989, the Company filed a voluntary petition under Chapter 11 of the Bankruptcy Act (Case No. 89-10328) in the U.S. Bankruptcy Court for the Eastern District of New York. On October 16, 1990, the Company's case under Chapter 11 was voluntarily converted into a case under Chapter 7 of the Bankruptcy Act. As a result of the voluntary conversion of the Company's bankruptcy case , all assets of the Company were transferred to the Trustee in Bankruptcy on the conversion date and the Company ceased all operations. Subsequently, the Trustee in Bankruptcy effected an orderly liquidation of corporate assets and used the proceeds to repay the Company's creditors. On November 13,1996 the Company's case under Chapter 7 was closed by an order of the Court and the Trustee in Bankruptcy was discharged. As a result of the Bankruptcy, the Company has no assets, liabilities, management or ongoing operations and has not engaged in any business activities since February, 1990.

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

                                   WEBCOR ELECTRONICS, INC.


                                                /s/
                                   Sally A. Fonner
                                   Chief Executive Officer
                                   Dated: December 31, 1997


                                                /s/
                                   Sally A. Fonner
                                   Chief Financial Officer
                                   Dated: December 31, 1997