Form 10KSB
period 1998-03-31
WEBCOR ELECTRONICS INC
filed 1998-06-15
CIK 58636

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-KSB

[X]ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 [Fee Required]
   FOR THE YEAR ENDED MARCH 31, 1998

[  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                  Commission File Number 0-7349

                     WEBCOR ELECTRONICS, INC.
         (Name of small business issuer in its charter)

Delaware                                     59-345315
(state or other jurisdiction of incorporation or organization)
(IRS Employer identification No.)

1612 N. Osceola Avenue, Clearwater, Florida    33755
(Address of principal executive offices)     (Zip Code)

Issuer's telephone number:                 (813) 443 3434

Securities Registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.01 per share.

    Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                  Yes [X]No [   ]

    Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                                                            [   ]

    The issuer's revenues for its most recent fiscal year were $0.

    The  aggregate market value of the 2,485,863 shares of Common
Stock,  $.01 par value per share, held by non-affiliates  of  the
Issuer,  based  on the closing sale price on March  27,  1998  of
$0.03  per share, was $74,576. However, since trading is sporadic
and   rare,  the  non-affiliates  holding  cannot  be  reasonably assessed and the audit financials reflect zero value. The  number of  shares of the Common Stock, outstanding on March 31, 1998 was
3,957,348.   This  outstanding number is subject to a  reverse  split  of
11.5879  to  1, approved by a Special Meeting of the Stockholders held  on March 10, 1997, which resulted in outstanding shares  of
300,000  before issuance of earned, but not  issued, compensation
shares.   Further  Ms. Fonner and Capston, in  the  same  Special
Meeting,  were approved for a compensation of additional  200,000 shares for their duties. To avoid administrative complexity associated with effecting a reverse split and requiring the stockholder to change certificates twice, Management has elected to defer the issuance of stock to Capston, Ms. Fonner or her designees along with effecting the reverse split until an acquisition is completed

    Check whether the issuer has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                                                Yes [   ]  No [X]

               DOCUMENTS INCORPORATED BY REFERENCE
   Not Applicable.
 PART I

Item 1. Description of Business

Corporate Background Information

WEBCOR ELECTRONICS INC., (the Registrant), was incorporated on March 3, 1971, under the laws of the State of Delaware. The Company conducted an initial public offering of its Common Stock in May 1982 and in connection with an application to list its Common Stock on the AMEX system, the Company also registered its Common Stock pursuant to Section 12(g) of the Securities Exchange Act of 1934. The Company's Common Stock remained listed on the AMEX system until April 09, 1987.

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

    After reviewing the applicable files, Capston determined that the only debt of the Company that was "secured or imposed by its original certificate" was the obligation of the Registrant to pay its Delaware taxes. Therefore, Capston paid all past due franchise taxes on behalf of the Company and then filed a Certificate of Renewal, Revival, Extension and Restoration of the Company's Certificate of Incorporation on behalf of the Company under the authority granted by Section 312(h). The total out-of-pocket costs paid by Capston incurred in connection with the restoration of the Company's charter was $450. This Certificate was filed in the office of the Secretary of State of the State of Delaware on March 26, 1996 and at the date of this Proxy Statement the Company is lawfully incorporated, validly existing and in good standing under the laws of the State of Delaware.


In February of 1997, the Registrant sent to its stockholders a Notice of Special Meeting and Proxy Statement which described a number of proposals relating to a plan of reorganization proposed by Capston Network Company ("Capston"), a stockholder of the Company. Subsequently, on March 10, 1997, a Special meeting of the Stockholders was held and all of the proposals were approved by a majority vote of the Stockholders. The principal proposals approved by the stockholders were:

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

7. A proposal to consider and vote upon a proposed Amendment to the Company's Certificate of Incorporation that will increase the authorized capital stock of the Company to 25,000,000 shares of $0.01 par value Common Stock and 5,000,000 shares of $0.01 par value Preferred Stock.
    Detailed disclosure respecting each of the amendments is set forth in the Registrant's Proxy Statement dated January 29, 1997 which is incorporated herein by this reference.


Operations


    The Company has no assets, liabilities, management or ongoing operations and has not engaged in any business activities. In July of 1997, the Stockholders overwhelmingly voted for the adoption and implementation of a Plan presented by Capston and Ms. Fonner, (sole director) whereby the Company was restructured as a "public shell" for the purpose of effecting a business combination transaction with a suitable privately-held company that has both business history and operating assets.

    Capston and Ms. Fonner believes the Company offers owners of a suitable privately-held company the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than would otherwise be required to conduct an initial public offering. Nevertheless, neither is aware of any empirical statistical data that would independently confirm or quantify their beliefs concerning the perceived value of a merger or acquisition transaction for the owners of a suitable privately-held company. The owners of any existing business selected for a business combination with the Company will incur significant costs and expenses, including the costs of preparing the required business combination agreements and related documents, the costs of preparing a Current Report on Form 8-K describing the business combination transaction and the costs of preparing the documentation associated with any future reporting under the Exchange Act and registrations under the Securities Act.

    The Plan is approved by the Stockholders. The Company is fully reactivated and ready to be used as a corporate vehicle to seek, investigate and, if the results of such investigation warrant, effect a business combination with a suitable privately-held company or other business opportunity presented to it by persons or firms that seek the perceived advantages of a publicly held corporation. The business operations proposed in the Plan are sometimes referred to as a "blind pool" because Stockholders will not ordinarily have an opportunity to analyze the various business opportunities presented to the Company, or to approve or disapprove the terms of any business combination transaction that may be negotiated by Capston and Ms. Fonner on behalf of the Company. Consequently, the Company's potential success will be heavily dependent on the efforts and abilities of Ms. Fonner, Capston and its consultants and legal advisors, who have virtually unlimited discretion in searching for, negotiating and entering into a business combination transaction. Ms. Fonner and Capston have had limited experience in the proposed business of the Company. Although Ms. Fonner and Capston believes that the Company will be able to enter into a business combination transaction during 1998, there can be no assurance as to how much time will elapse before a business combination is effected, if ever. The Company is not restrict its search to any specific business, industry or geographical location, and the Company may participate in a business venture of virtually any kind or nature.

     Capston, Ms. Fonner, legal advisers and consultants anticipate that the selection of a business opportunity for the Company will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, Capston believes that there are numerous privately-held companies seeking the perceived benefits of a publicly traded corporation. Such perceived benefits may include facilitating debt financing or improving the terms on which additional equity or may be sought, providing liquidity for the principals of the business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity for all stockholders and other factors.

    Potential business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Capston, Ms. Fonner, legal advisers and consultants anticipate that the Company will be able to participate in only one business venture. This lack of diversification should be considered a substantial risk inherent in the Plan because it will not permit the Company to offset potential losses from one venture against gains from another. Moreover, due to the Company's lack of any meaningful financial, managerial or other resources, Capston, Ms. Fonner, legal advisers and consultants believe the Company will not be viewed as a suitable business combination partner for either developing companies or established business that are in need of substantial additional capital.

Acquisition of Opportunities

      In implementing a particular business combination transaction, the Registrant may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business. After the consummation of a business combination transaction, it is likely that the present Stockholders of the Registrant will only own a small minority interest in the combined companies. In addition, as part of the terms of the acquisition transaction, all of the Registrant's officers and directors will ordinarily resign and be replaced by new officers and directors without a vote of the Stockholders. Capston does not intend to obtain the approval of the Stockholders prior to consummating any acquisition other than a statutory merger that requires a Stockholder vote. Capston and its officers, directors and consultants do not intend to sell any shares held by them in connection with a business acquisition until after the completion of the acquisition occurs, and then, only in an orderly manner.

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

Item 2. Description of Property

    As a result of its 1989 Bankruptcy, the Company has no assets, liabilities, or ongoing operations. The Company had no operations during the year ended March 31, 1998 and no material assets or liabilities as of March 31, 1998.

Item 3. Legal Proceedings

   Not Applicable

Item 4. Submission of matters to a vote of Security Holders

   Not Applicable

PART II

Item 5. Market for Registrant's Common Equity

    There has been no active trading in the Issuer's common stock for over five years. The Issuer does have six (6) market makers. It does not, however, have any active trading. The highest bid was $.02 with the highest ask being $.07. The Company's trading symbol is WBET and trades on the OTC.

Item 6. Management Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

    For the past nine months, the Company has been actively seeking an acquisition of assets, property or business that may benefit the Company and its stockholders. While these efforts have not resulted in a suitable business combination transaction, the Company's experience during this period confirms that demand for well structured public shells is strong. Over the last eight months, the Company has evaluated a number of potential acquisition candidates. In each case, however, the Company has rejected as unsuitable because of several reasons. The most predominant ones were capital structure, lack of audited statements and inadequate working capital. In some cases, the Company was rejected for unknown reasons. However, Capston continues to seek for a qualified candidate.

Financial Condition

    As a result of its 1989 Bankruptcy, the Company has no assets, liabilities, or ongoing operations and has not engaged in any business activities since February, 1990. The Company had no operations during the year ended March 31, 1998 and no material assets or liabilities as of March 31, 1998. Stockholder approved the Plan whereby the Company will be restructured as a "public shell" for the purpose of effecting a business combination transaction with a suitable privately-held company that has both business history and operating assets, although there can be no assurance that management will be successful in its efforts to negotiate such a transaction.

Plan of Operation.

    The Company has not engaged in any material operations or had any revenues from operations since its bankruptcy. The Company's plan of operation for the next twelve months is to continue to seek the acquisition of assets, property or business that may benefit the Company and its stockholders. Because the Company has no resources, management anticipates that to achieve any such acquisition, the Company will be required to issue shares of its common stock as the sole consideration for such acquisition.

    During the next twelve months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture, which are anticipated to be advanced by Capston as loans to the Company. Because the Company has not identified any such venture as of the date of this Statement, it is impossible to predict the amount of any such loans. However, any loans from Capston will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Annual Report on Form 10-K, the Company has not found any acquisition to date.

    Management anticipates that Capston, will advance minor administrative expenses up to approximately $50,000. In the event that additional funding is required in order to keep the Company in good standing and/or to review or investigate any potential merger or acquisition candidate, the Company may attempt to raise such funding through a private placement of its common stock to accredited investors.

    At the present time, management has no plans to offer or sell any securities of the Company. However, at such time as the Company may decide to engage in such activities, management may use any legal means of conducting such offer or sale, including registration with the appropriate federal and state regulatory agencies and any registration exemptions that may be available to the Company under applicable federal and state laws.

    Because the Company is not currently making any offering of its securities, and does not anticipate making any such offering in the foreseeable future, management does not believe that Rule 419 promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended, concerning offerings by blank check companies, will have any effect on the Company or any activities in which it may engage in the foreseeable future.

Item 7. Financial Statements.

   For the information called for by this Item, see the Financial Statements attached.

Item 8. Changes in and Disagreements With Accountants on
Accounting and Financial Disclosure.

   The Registrant's financial statements for the years ended March 31, 1988 were audited by the firm of Mann Judd Landau, Certified Public Accountants. As a result of the bankruptcy, as discussed elsewhere herein, the Registrant did not prepare audited financial statements from 1989 - 1996. In connection with the revival and restoration of the Company's certificate of incorporation, the firm of Want & Ender, Certified Public Accountants was retained to audit the Registrant's balance sheet for the year ended 1996, and to serve as the Registrant's auditor in the future. During the fiscal years ended 1989, and the subsequent interim period preceding the appointment of Mann Judd Landau, CPA, there were no reportable disagreements between the Registrant and the firm of Mann Judd Landau, Certified Public Accountants, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. Want & Ender audited the Registrant's financial statements for the year ended March 31, 1997 and 1998.
 .

PART III

Item 9. Directors and Executive Officers of the Registrant

    Ms. Sally Fonner, age 48, the president and sole stockholder of Capston, performs the duties of President, Secretary, Treasurer and Sole Director of the Registrant. Ms. Fonner term of office is anticipated be no more than two years or until permanent management can be located, whichever should occur first in time. Ms. Fonner's sole purpose is to seek out qualified new operations and management. Ms. Fonner shall seek re-election at the annual meeting in 1998 if a business combination has not been completed.

Item 10. Executive Compensation.

    Ms. Fonner is the sole officer and director of the Registrant and has received no monetary compensation for services performed during her tenure. Further, no future monetary compensation agreement between Ms. Fonner and the Registrant is contemplated. Notwithstanding the foregoing, the Ms. Fonner was approved by the stockholders in a Special Meeting, to have compensation of 200,000 shares of stock, not subject to the reverse split
approved   by  stockholders  in  the  same  meeting.   To   avoid
administrative complexity associated with effecting a reverse split and requiring the stockholder to change certificates twice, Management has elected to defer the issuance of stock to Capston, Ms. Fonner or her designees until an acquisition is completed.

Item 11. Security Ownership of Certain Beneficial Owners and
Management

    The following table presents certain information regarding the beneficial ownership of the Company's equity securities at February 28, 1998 by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each of the Company's directors and officers, and
(iii) all directors and officers as a group.
                         Number of SharesPercent of
     Name            Beneficially Owned (1) Class
     Victor Reichenstein          985,507      27.00%
     79 Express Street
     Plainview, NY
     11802

     Capston Network Company        5,000      0.0014%
     1612 N. Osceola Avenue
     Clearwater, Fl
     33755

      All directors and
     officers as a group.           5,000         0.0014%

The above information, with the exception of Capston Network Company, is taken from the last filed 10-Q dated January 31, 1989. The transfer agent nor Capston has no information which would indicate this information is still not the best available. Capston believes that of these individuals has sole investment and voting power with regard to the securities listed opposite the name.
 (1) Unless otherwise indicated, each person or group has sole voting and investment power with respect to all listed shares.

    The Company knows of no arrangements that will result in a change in control at a date after this Annual Report on Form 10-KSB, however, the Issuer's proposed Proxy Statement will provide for significant stock compensation to certain individuals selected by Capston in the event that the plan of reorganization described therein is approved by the Stockholders.

Item 12. Certain Relationships and Related Transactions

   No officer, director or family member of an officer or director has engaged in any material transaction with the issuer since the beginning of the Issuer's most recent fiscal year.

Item 13. Exhibits and Reports on form 8-K.

Financial statements filed with this report:

   Independent Auditor's report for March 31, 1997 and March 31,
1998.
    Balance Sheet of March 31, 1997 and March 31, 1998.
    Statements of Income for March 31, 1997 and March 31, 1998.
    Shareholders Equity for March 31, 1997 and March 31, 1998.


 SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBCOR ELECTRONICS, INC.
Date: _______________    By____________________
               Sally Fonner,
                Director
                President
               and Chief Financial Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

Date : ______________    By_____________________
               Sally Fonner,
                Director
                President
               and Chief Financial Officer





WANT &: ENDER, CPA, P.C.
CERT/F/ED PUBLIC ACCOUNTANTS        37 East 28th Street, 8th Floor
                                   New York, NY 10016
MARTIN UNDER, CPA                  Telephone (212) 684-2414
STANLEY Z. WANT, CPA, CFP                           Fax (212) 684-5433

                  Independent Auditor's Report

To the Shareholders and Board of Directors
WEBCOR ELECTRONICS, INC.

We have audited the accompanying consolidated balance sheet of WEBCOR ELECTRONICS, INC. (A Dormant State Company) at March 31, 1998 and March 31, 1997 and the related consolidated statements of operations, shareholders' equity/(deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WEBCOR ELECTRONICS, INC. (A Dormant State Company) at March 31, 1998 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/

Martin Ender
Want & Ender CPA, P.C.
Certified Public Accountants

New York, NY
June 14, 1998
                    WEBCOR ELECTRONICS, INC.
                   ( A Dormant State Company)
                   Consolidated Balance Sheets
                     March 31, 1998 and 1997

                                                 1998             1997

ASSETS

Organization Cost                     0                              0

                                 _______        _______

Total Assets                                       0                 0
                                 _______        _______




LIABILITIES AND STOCKHOLDERS' EQUITY

STOCKHOLDERS' EQUITY
Common Stock, par value $.01 per share;
20,000,000 shares authorized;
3,476,670 shares issued and outstanding           0             0
Additional Paid in Capital                      32,882    17, 815
Retained Earnings                 (17,815)         0
Net Profit/(Loss)                  (15, 067)    (17, 815)

Total Stockholders' Equity                       0                   0




                              Total Liabilities and
Stockholders' Equity                0             0


         See accompanying notes to financial statements


                    WEBCOR ELECTRONICS, INC.
                    (A Dormant State Company)
              Consolidated Statements of Operations
           For the Year Ended March 31, 1998 and 1997



                                 1998             1997

Revenues                       $   0              $ 0


Expenses
Administrative Expenses          (15,067)           0


Net Income/Loss for the year   $(15,067)           $ (17, 815)





         See accompanying notes to financial statements

!

                    WEBCOR ELECTRONICS, INC.
                    (A Dormant State Company)
       Consolidated Statement of Changes in Shareholders'
                        Equity/(Deficit)
           For the years ended March 31, 1998 and 1997

                                   1998        1997



Common Stock
(3,957,384SHARES ISSUED & OUTSTANDING)       $  0     $        0
Additional Paid in Capital                   32,882       17, 815
Retained Earnings                           (17,815)           0
Balance  March, 31                              0              0

Net Income/(Loss) for the year              (15,067)     (17,815)

Balance April                                 0             0




    See accompanying notes to financial statements



                    WEBCOR ELECTRONICS, INC.
                     Statement of Cash Flows
               For the Period Ended March 31, 1998

                                 Current Year           Prior Year

12-31-97   12-31-96

                              Cash Flows from Operating Activities

     Net Income                $(15,067)             $   (17,815)
     Net Cash Provided (Used)
     By Operating Activities   $(15,067)                 (17,815)


                               Cash Flows from Financing Activities

Proceeds from Capston-Paid in
Capital                               $   15,067        $ 17,815
Net Cash Provided (Used)
By Financing Activities                  15,067            17,815



Net Increase (Decrease) in Cash               0                  0
Cash at Beginning of Period                   0                  0
Cash at End of Period                  $      0          $       0



                    WEBCOR ELECTRONICS, INC.
                    (A Dormant State Company)

                         March 31, 1998

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

Note 4. DELAYED ISSUANCE

As a result of a special meeting voting which is reported on the 1997 10-K, the stockholders approved a reverse split and a compensation package for Capston and the Director which results in the common shareholders having a total of 300,000 shares among themselves and Capston and Ms. Fonner having 200,000 shares , for a total of 500,000 outstanding. In addition, the stockholders approved an increase of authorized common shares from 20,000,000 to 25,000,0000 and preferred from 1,000,000 to
5,000,000. Due to adminstrative complexities, it is management's decision to delay both the issuance of their compensation shares and the reverse split until a business combination is realized.