Form 10QSB
period 1998-06-30
WEBCOR ELECTRONICS INC
filed 1998-07-21
CIK 58636

Form 10-QSB - Page-

                           FORM 10-QSB

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

(Mark One)
   [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

               For the Quarter Ended June 30, 1998
                               OR
   [   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
   OF THE
       SECURITIES EXCHANGE ACT OF 1934

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

      Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                              Yes  [X]  No  [   ]

      State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable dates.

     Title of Each Class            Outstanding at June 30, 1998

Common Stock, $0.01 Par Value             3,476,370 Shares
                        TABLE OF CONTENTS




PART I FINANCIAL INFORMATION                                 PAGE
ITEM 1 Financial Statements
       Consolidated Balance Sheets as of June 30, 1998
       Consolidated Statements of Operations for the Three Month
        Periods Ended June 30, 1998 and June 30, 1998.       4
       Consolidated Statements of Cash Flow for the Three Month
        Periods Ended June 30, 1998 and June 30, 1998.       5
       Notes to Financial Statements                         6
ITEM 2 Management's Discussion and Analysis of
       Financial Condition and Results of Operations         7

PART II                                               OTHER INFORMATION
9
       SIGNATURES                                            9
                     WEBCOR ELECTRONICS INC.
                    (a Dormant State Company)
                   Consolidated Balance Sheet
                 June 30, 1998 and June 30, 1997
                           (unaudited)
                                06/30/98   06/30/97
 Assets


Organization Cost             $    0      $   0

 Total Assets                      0          0

Liabilities and Shareholder's Equity

Stockholders' Equity

Common Stock par value at $.01 per share
20,000,000 shares authorized,
3,476,370 shares issued and outstanding           0         0
Additional Paid in Capital       39,515        21,650
Retained  Earnings (Deficit)       (32,882)   (17,815)
Net Profit & Loss               ( 6,133 )     ( 3,835)
                                ______        _______


Total Shareholders' Equity         0              0
                                ______        _______

Total Liabilities and Shareholders Equity     $        0    $
0
                              =========       ========






         See accompanying notes to financial statements

                     WEBCOR ELECTRONICS INC.
                    (a Dormant State Company)
             Consolidated  Statements of Operations
     for the period ending June 30, 1998, and June 30, 1997
                           (unaudited)


                                1998            1997
                              06/30/98       06/30/97
                              _______        ________

Revenues                      $    0         $   0

Expenses
Administrative Expenses       $6,133         $ 3,835
Filing Fees                   $    0         $

Net Income/Loss for the year  $ (6,133)      $( 3,835)
                              =========      ========


         See accompanying notes to financial statements



                    WEBCOR ELECTRONICS, INC.
                    (a Dormant State Company)
             Consolidated Statements of  Cash Flows
for three months ended June 30, 1998 and the year ended June 30,
                              1997
                           (unaudited)


                              For Three Months Ended
                                06-30-98
06-30-97

Cash Flows from Operating Activities
 Net Income                       $( 6,133)            (3,835)

Net Cash Provided (used) /
By Operating Activities                0                    0


Expenses Paid by Capston            6,133              3,835

Net Increase (Decrease) in Cash         0                   0
Cash at Beginning of  Period            0
0

Cash at End of Period             $     0          $   0
                                   ========         ====














         See accompanying notes to financial statements

                    WEBCOR ELECTRONICS, INC.
                    (A Dormant State Company)


                          June 30, 1998

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

     During the pendancy of the Bankruptcy, the management of the Registrant neglected to file franchise tax returns with and pay the required franchise taxes to the State of Delaware. As a result, the Company's corporate charter was revoked by order of the Secretary of State of the State of Delaware on March 1, 1991. Similarly, the management of the Registrant neglected to file with the SEC either (a) the regular reports that are required of all companies that have securities registered under the Exchange Act, or (b) a certification on Form 15 terminating its registration under the Exchange Act. As a result, the Company remained a Registrant under the Exchange Act but was seriously delinquent in its SEC reporting obligations.. Acting in its capacity as a Stockholder of the Company, and without first receiving any consent, approval or authorization of any officer, director or other Stockholder of the Company, Capston effected a renewal, revival and restoration of the Company's certificate of incorporation pursuant to Section 312 of the General Corporation Law of the State of Delaware. In general, Section 312 provides that any corporation may "procure an extension, restoration, renewal or revival of its certificate of incorporation, together with all the rights, franchises, privileges and immunities and subject to all of its duties, debts and liabilities which had been secured or imposed by its original certificate of incorporation" upon compliance with certain procedural requirements.

      After reviewing the applicable files, Capston determined that the only debt of the Company that was "secured or imposed by its original certificate" was the obligation of the Registrant to pay its Delaware taxes. Therefore, Capston paid all past due franchise taxes on behalf of the Company and then filed a Certificate of Renewal, Revival, Extension and Restoration of the Company's Certificate of Incorporation on behalf of the Company under the authority granted by Section 312(h). The total out-of-pocket costs paid by Capston incurred in connection with the restoration of the Company's charter was $450. This Certificate was filed in the office of the Secretary of the State of Delaware on December 26, 1996 and at the date of this Statement the Company is lawfully incorporated, validly existing and in good standing under the laws of the State of Delaware.

Proposed Operations

In February of 1997, the Registrantsent to its stockholders a Notice of Special Meeting and Proxy Statement which described a number of proposals relating to a plan of reorganization proposed by Capston Network Company ("Capston"), a stockholder of the Company. Subsequently, on March 10, 1997, a Special meeting of the Stockholders was held and all of the proposals were approved bya majority vote of the Stockholders. The principal proposals approved by the stockholders were:

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


Operations


      The Company has no assets, liabilities, management or ongoing operations and has not engaged in any business activities. In July of 1997,activities, Capston believes that it may be possible to recover some value for the Stockholders through the adoption and implementation of a Plan whereby the Company will be restructured as a "public shell" for the purpose of effecting a business combination transaction with a suitable privately-held company that has both business history and operating assets.

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

      The  Company  is fully reactivated and can  be  used  as  a corporate vehicle to seek, investigate and, if the results of such investigation warrant, effect a business combination with a suitable privately-held company or other business opportunity presented to it by persons or firms that seek the perceived advantages of a publicly held corporation. The business operations proposed in the Plan are sometimes referred to as a "blind pool" because Stockholders will not ordinarily have an opportunity to analyze the various business opportunities presented to the Company, or to approve or disapprove the terms of any business combination transaction that may be negotiated by Capstonand Ms. Fonner on behalf of the Company. Consequently, the Company's potential success will be heavily dependent on the efforts and abilities ofMs. Fonner, Capston and its officers, directors and consultants, who will have virtually unlimited discretion in searching for, negotiating and entering into a business combination transaction. Ms. Fonner and Capston have had limited experience in the proposed business of the Company. Although Ms. Fonner and Capston believes that the Company will be able to enter into a business combination transaction within 12 months after the approval of the Plan by the Stockholders, there can be no assurance as to how much time will elapse before a business combination is effected, if ever. The Company will not restrict its search to any specific business, industry or geographical location, and the Company may participate in a business venture of virtually any kind or nature.

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

ITEM 1.LEGAL PROCEEDINGS

       NONE

ITEM 2.CHANGES IN SECURITIES
       NONE

ITEM 3.DEFAULTS ON SENIOR SECURITIES
       NONE

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS Incorporated herein as a reference is a proxy for a meting which was first held on June 19, 1998. It has been continued due to lack of quorom. Management has continued the meeting in accordance with Delaware law and the current meeting date is now July 22, 1998.

ITEM 5.OTHER INFORMATION
       NONE

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K
       A.   Exhibits  None
       B. Reports on Form 8-K           None



                           SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   WEBCOR ELECTRONICS, INC.



                                   Sally A. Fonner
                                   Chief Executive Officer
                                   Dated: July 20, 1998



                                   Sally A. Fonner
                                   Chief Financial Officer
                                   Dated: July  20, 1998