Form 10QSB
period 1998-09-30
WEBCOR ELECTRONICS INC
filed 1998-11-16
CIK 58636

FORM 10-QSB

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

(Mark One)
   [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

            For the Quarter Ended September 30, 1998
                               OR
   [   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
   OF THE
       SECURITIES EXCHANGE ACT OF 1934

                  COMMISSION FILE NUMBER 0-7349

                    WEBCOR ELECTRONICS, INC.
       (Exact name of Issuer as specified in its charter)
           Delaware                                  59-3453153
other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                      Identification No.)

                     1612 N. Osceola Avenue
                    Clearwater, Florida 33755
                 (Address of principal offices)
                         (727) 443-3434
        (Issuer's telephone number, including area code)

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

     Title of Each Class         Outstanding at September 30, 1998

Common Stock, $0.01 Par Value             3,476,370 Shares
                             Subject to a reverse split
                        TABLE OF CONTENTS




PART I FINANCIAL INFORMATION                                    PAGE
ITEM 1 Financial Statements
       Consolidated Balance Sheets as of September 30, 1998 and
       September 30, 1997.                                       3
       Consolidated Statements of Operations for the Three Month
        Periods Ended September 30, 1998 and September 30, 1997.
                                                                 4
       Consolidated Statements of Cash Flow for the Three Month
        Periods Ended September 30, 1998 and September 30, 1997.
                                                                 5
       Notes to Financial Statements                             6
ITEM 2 Management's Discussion and Analysis of
       Financial Condition and Results of Operations             7

PART II OTHER INFORMATION                                        9
       SIGNATURES                                                9
                     WEBCOR ELECTRONICS INC.
                    (a Dormant State Company)
                   Consolidated Balance Sheet
            September 30, 1998 and September 30, 1997
                           (unaudited)

                                09/30/98   09/30/97
 Assets


Organization Cost                           $     0              0

Liabilities and Shareholder's Equity

Stockholders' Equity

Common Stock par value at $.01 per share
20,000,000 shares authorized,
3,476,370 shares issued and outstanding           0             0
Additional Paid in Capital                   54,575         23,650
Retained  Earnings (Deficit)                (32,882)       (16,451)
Net Profit & Loss                           (21,693)      (  7,199)
                                             ______        _______


Total Shareholders' Equity                        0              0
                                              ______        _______

Total Liabilities and Shareholders Equity     $   0         $    0
                                             =========       ========






         See accompanying notes to financial statements

                     WEBCOR ELECTRONICS INC.
                    (a Dormant State Company)
             Consolidated  Statements of Operations
for the period ending September 30, 1998, and September 30, 1997
                           (unaudited)


                                1998            1997
                              09/30/98       09/30/97
                              _______        ________

Revenues                      $    0         $   0

Expenses
Administrative Expenses       $21,693         7,199
Filing Fees                   $    0             0

Net Income/Loss for the year  $(21,693)      $( 7,199)
                              =========      ========


         See accompanying notes to financial statements



                    WEBCOR ELECTRONICS, INC.
                    (a Dormant State Company)
             Consolidated Statements of  Cash Flows
  for three months ended September 30, 1998 and the year ended
                       September 30, 1997
                           (unaudited)


                                For Six Months Ended
                                09-30-98          09-30-97

Cash Flows from Operating Activities
 Net Income                       $(21,693)       $ (7,199)

Net Cash Provided (used) /
By Operating Activities                0                  0


Expenses Paid by Capston            21,693             7,199

Net Increase (Decrease) in Cash         0                  0
Cash at Beginning of  Period            0                  0

Cash at End of Period             $     0          $       0
                                   ========              ====














         See accompanying notes to financial statements

                    WEBCOR ELECTRONICS, INC.
                    (A Dormant State Company)


                       September 30, 1998

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

On February 01, 1989, the Company filed a voluntary petition under Chapter 11 of the Bankruptcy Act (Case No. 89-10328) in the U.S. Bankruptcy Court for the Eastern District of New York. On October 16, 1990, the Company's case under Chapter 11 was voluntarily converted into a case under Chapter 7 of the Bankruptcy Act. As a result of the voluntary conversion of the Company's bankruptcy case, all assets of the Company were transferred to the Trustee in Bankruptcy on the conversion date and the Company ceased all operations. Subsequently, the Trustee in Bankruptcy effected an orderly liquidation of corporate assets and used the proceeds to repay the Company's creditors. On November 13,1996 the Company's case under Chapter 7 was closed by an order of the Court and the Trustee in Bankruptcy was discharged. As a result of the Bankruptcy, the Company has no assets, liabilities, management or ongoing operations and has not engaged in any business activities since February 1990.

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

     Incorporated herein as a reference is a proxy for a meeting, which was first held on June 19, 1998, which contains a detailed disclosure respecting the changes proposed by management. The meeting has been continued due to lack of quorum. Management has continued the meeting in accordance with Delaware law and the current meeting date is now December 22, 1998. Management feels that the issues brought forth in the proxy provide a more desirable structure for acquisition targets.


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

      The  Company  is fully reactivated and can  be  used  as  a corporate vehicle to seek, investigate and, if the results of such investigation warrant, effect a business combination with a suitable privately-held company or other business opportunity presented to it by persons or firms that seek the perceived advantages of a publicly held corporation. The business operations proposed in the Plan are sometimes referred to as a "blind pool" because Stockholders will not ordinarily have an opportunity to analyze the various business opportunities presented to the Company, or to approve or disapprove the terms of any business combination transaction that may be negotiated by Capston and Ms. Fonner on behalf of the Company. Consequently, the Company's potential success will be heavily dependent on the efforts and abilities of Ms. Fonner, Capston and its officers, directors and consultants, who will have virtually unlimited discretion in searching for, negotiating and entering into a business combination transaction. Ms. Fonner and Capston have had limited experience in the proposed business of the Company. Although Ms. Fonner and Capston believes that the Company will be able to enter into a business combination transaction within 12 months after the approval of the new Plan by the Stockholders, there can be no assurance as to how much time will elapse before a business combination is effected, if ever. The Company will not restrict its search to any specific business, industry or geographical location, and the Company may participate in a business venture of virtually any kind or nature.

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

ITEM 1.LEGAL PROCEEDINGS

       NONE

ITEM 2.CHANGES IN SECURITIES
       NONE

ITEM 3.DEFAULTS ON SENIOR SECURITIES
       NONE

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS Incorporated herein as a reference is a proxy for a meting which was first held on June 19, 1998. It has been continued due to lack of quorom. Management has continued the meeting in accordance with Delaware law and the current meeting date is now December 22, 1998. Management feels that the issues brought forth in the proxy provide a more desirable structure for acquisition targets.

ITEM 5.OTHER INFORMATION
       NONE

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K
       A.   Exhibits  None
       B. Reports on Form 8-K           None



                           SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBCOR ELECTRONICS, INC.
Date: 10/15/98      By____________________
                         Sally Fonner,
                          Director
                          President
                         and Chief Financial Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

Date: 10/15/98           By_____________________
                         Sally Fonner,
                          Director
                          President
                         and Chief Financial Officer