Form 10QSB
period 1998-12-31
WEBCOR ELECTRONICS INC
filed 1999-03-17
CIK 58636

Form 10-QSB - Page-
                           FORM 10-QSB

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C. 20549

(Mark One)
   [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

             For the Quarter Ended December 31, 1998
                               OR
   [   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
   OF THE
       SECURITIES EXCHANGE ACT OF 1934

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

      State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable dates.
     Title of Each Class          Outstanding at December 31, 1998
Common Stock, $0.01 Par Value             3,476,370 Shares
                                Subject to Reverse Split of 11.5879.
                                   See Item 4 of 10-K March 1997.
                        TABLE OF CONTENTS




PART I FINANCIAL INFORMATION                                 PAGE
ITEM 1 Financial Statements
       Consolidated Balance Sheets as of December 31, 1998   3
       Consolidated Statements of Operations for thePeriods
       Ended December 31, 1998 and December 31, 1997.        4
       Consolidated Statements of Cash Flow for the
       Periods Ended December 31, 1998 and December 31, 1997.5
       Notes to Financial Statements                         6
ITEM 2 Management's Discussion and Analysis of
       Financial Condition and Results of Operations         7

PART II                                               OTHER INFORMATION
9
       SIGNATURES                                            9
                     WEBCOR ELECTRONICS INC.
                    (a Dormant State Company)
                   Consolidated Balance Sheet
             December 31, 1998 and December 31, 1997
                           (unaudited)
                                        12/31/9812/31/97
Assets


Organization Cost                      $     0      $     0

Total Assets                                 0            0

Liabilities and Shareholder's Equity

Stockholders' Equity

Common Stock par value at $.01 per share
20,000,000 shares authorized,
3,476,370 shares issued
and outstanding                        $     0            0
Additional Paid in Capital             $56,378       25,232
Retained  Earnings (Deficit)            (54,575)     (23,650)
Net Income/Loss                         (1,623)      (1,582)
Total Shareholders' Equity                   0            0
                                        ______       _______

Total Liabilities and
Shareholders Equity                    $     0      $     0
                                        =========    ========






         See accompanying notes to financial statements

                     WEBCOR ELECTRONICS INC.
                    (a Dormant State Company)
             Consolidated  Statements of Operations
 for the period ending December 31, 1998, and December 31, 1997
                           (unaudited)


                                          1998         1997
                                        12/31/98     12/31/97
                                        _______      ________

Revenues                               $     0      $     0

Expenses

Administrative Expenses                $(1,623)     $(1,582)

Net Income/Loss for the period         $(1,623)     $(1,582)
                                        =========    ========


         See accompanying notes to financial statements



                    WEBCOR ELECTRONICS, INC.
                    (a Dormant State Company)
             Consolidated Statements of  Cash Flows
    for periods ended December 31, 1998 and December 31, 1997
                           (unaudited)


                     For the Years Ended
                                        12-31-98     12-31-97

Cash Flows
 Operating Activities
 Net Income                            $(25,232)    $(1,746)

Net Cash Provided (used) /
By Operating Activities                      0            0


Expenses Paid by Capston                25,232        1,746

Net Cash Increase (Decrease)                 0            0
Cash at Beginning of Period                  0            0

Cash at End of Period                  $     0      $     0
                                        =======      ======














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

Note 3. FUTURE EXPENSES

Capston will continue to extend administrative expenses to keep WEBCOR ELECTRONICS, INC. current with its reporting requirements, keeping the Corporation in good standing, any required proxy solicitation or acquisition efforts. These amounts should not exceed more than an additional $100,000 in out-of-pockets costs. In addition, if approved, and as a result of a suitable acquisition, additional fees paid for by issuance of equity position would be for: (i) Capston's shares, (ii)acquisition shares(s), (iii)up to 5% of the acquisition for a finder's fee, and (iv)fees for consulting and legal activities..


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

     Incorporated herein as a reference is a proxy for a meeting, which was first held on June 19, 1998, which contains a detailed disclosure respecting the changes proposed by management. The meeting has been continued due to lack of quorum. Management has continued the meeting in accordance with Delaware law until quroum is achieved or all hope is abandoned to doing so.
Management feels that the issues brought forth in the proxy provide a more desirable structure for acquisition targets.


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

ITEM 1.LEGAL PROCEEDINGS

       NONE

ITEM 2.CHANGES IN SECURITIES
       NONE

ITEM 3.DEFAULTS ON SENIOR SECURITIES
       NONE

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS Incorporated herein as a reference is a proxy for a meting which was first held on June 19, 1998. The meeting has been continued due to lack of quorum. Management has continued the meeting in accordance with Delaware law until quroum is achieved or all hope is abandoned to doing so. Management feels that the issues brought forth in the proxy provide a more desirable structure for acquisition targets.
ITEM 5.   OTHER INFORMATION
       NONE

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K
       A. Exhibits   None
       B. Reports on Form 8-K           None



                           SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBCOR ELECTRONICS, INC.
Date: 01/15/99      By____________________
                         Sally Fonner,
                          Director
                          President
                          and Chief Financial Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

Date: 01/15/99           By_____________________
                         Sally Fonner,
                          Director
                          President
                          and Chief Financial Officer