Form 10KSB
period 1999-03-31
ENOTE COM INC
filed 1999-09-22
CIK 58636

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

[X ]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 1999
[  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______

                          Commission File Number 0-7349

                                 eNote.com, Inc.
                       (formerly Webcor Electronics, Inc.)
                 (Name of small business issuer in its charter)

Delaware                                                 59-345315
(state or other jurisdiction                  (IRS Employer Identification No.)
of incorporation or organization)

185 Allen Brook Lane, Williston, Vermont                    05495
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number:                            (802) 288-9000

Securities Registered under Section 12(b) of the Exchange Act:

Title of Classes                      Name of Each Exchange on Which Registered
----------------                      -----------------------------------------

Common Stock, par value $.01 per share.            Not applicable.

Securities Registered under Section
12(g) of the Exchange Act:                         None.

    Check  whether  the Issuer  (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    Yes [ ]No [X]

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

    As of June 30, 1999, the Issuer had 10,049,481 shares of Common Stock, $.01 par value, outstanding. On that date, the aggregate market value of the Common Stock held by non-affiliates of the Issuer was $9,680,958 (based on the average of the reported high and low sales prices on Nasdaq's over-the counter market on such date). For purposes of determining this market value, 8,205,489 shares of Common Stock held by affiliates are excluded.

    Transitional Small Business Disclosure Format (check one):
    Yes [ ]No [X]

                                     PART I

Item 1.  Description of Business

Corporate Background Information

    eNote.com, Inc., formerly Webcor Electronics, Inc. (the "Registrant"), was incorporated on December 3, 1971, under the laws of the State of Delaware. Except where the context indicates otherwise, as used herein, "Company" means the Registrant together with any wholly-owned subsidiaries of the Registrant. On February 1, 1989, the Company filed a voluntary petition under Chapter 11 of the Bankruptcy Act (Case No. 89-10328) in the U.S. Bankruptcy Court for the Eastern District of New York (the "Court"). On October 16, 1990, the Company's case under Chapter 11 was voluntarily converted into a case under Chapter 7 of the Bankruptcy Act. As a result of the voluntary conversion of the Company's bankruptcy case (the "Bankruptcy"), all assets of the Company were transferred to the Trustee in Bankruptcy on the conversion date and the Company ceased all operations. Subsequently, the Trustee in Bankruptcy effected an orderly liquidation of corporate assets and used the proceeds to repay the Company's creditors. On November 13, 1996, the Company's case under Chapter 7 was closed by an order of the Court and the Trustee in Bankruptcy was discharged. As a result of the Bankruptcy, as of March 31, 1999, the Company had no assets, liabilities or ongoing operations and had not engaged in any business activities since February, 1990.

    During the pendency of the Bankruptcy, the management of the Company did not file franchise tax returns with, or pay the required franchise taxes to, the State of Delaware. As a result, the Company's corporate charter was revoked by order of the Secretary of State of the State of Delaware on March 1, 1991. Similarly, the Company did not file with the SEC either (a) the regular reports that are required of all companies that have securities registered under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or (b) a certification on Form 15 terminating its registration under the Exchange Act. As a result, the Company remained a registrant under the Exchange Act but was delinquent in its SEC reporting obligations.

    Acting in its capacity as a stockholder of the Company, and without first receiving any consent, approval or authorization of any officer, director or other stockholder of the Company, Capston Network Company ("Capston") filed a Certificate for Renewal and Revival of Charter with the Secretary of State of the State of Delaware on December 26, 1996 (such filing, the "Revival"). Thereafter, Capston filed a Form 10-K for the fiscal years ending March 31, 1989-1996. In each of 1997 and 1998, Capston caused the Company to send to its stockholders a Notice of Special Meeting and Proxy Statement describing a number of proposals relating to a plan of reorganization proposed by Capston. The 1997 Special Meeting failed to achieve a quorum of stockholders, but a revised plan of reorganization was approved on March 23, 1999, after several adjournments of the 1998 Special Meeting. Detailed disclosures respecting such plans of reorganization are set forth in the Company's Proxy Statements filed January 30, 1997 and April 27, 1998 which are incorporated herein by reference.

    The revised plan of reorganization contemplated the Company seeking a suitable business combination. As of April 5, 1999, a business combination was consummated when the Company acquired Navis Technologies, Ltd. ("Navis"). Details regarding such business combination can be found in the Company's Current Reports on Forms 8-K filed April 5, and April 20, 1999, any amendments to such Current Reports and the Company's Information Statement to be filed in accordance with Rule 14f-1 of the Exchange Act, which are incorporated herein by reference.

    Following the combination with Navis, in the course of preparing the Company's securities reports, management was advised by counsel of a number of potential irregularities in the corporate procedures by which the Revival and certain associated matters were implemented. These matters and the manner in which they were addressed included the following: (i) the procedure by which the Revival was effected was corrected by filing a Certificate of Correction with the Secretary of State of Delaware rendering the earlier filing by the Company null and void and filing a new Certificate of Restoration, Renewal and Revival;
(ii) the procedure by which the Company's name was changed from Webcor Electronics, Inc. was corrected by filing a Corrected Certificate of Amendment to the Company's Certificate of Incorporation to render null and void an earlier amendment relating to such name change and effecting such name change by merging a newly formed wholly-owned subsidiary of the Company with and into the Company with the Company as the surviving corporation in such merger and adopting the name "eNote.com, Inc."; and (iii) the procedure by which the Company effected its 1 for 6.75 reverse stock split was corrected by filing a Corrected Certificate of Amendment clarifying that the Company effected a 1 for 12 reverse stock split followed immediately by a stock distribution of ((12/6.75)-1) shares of Common Stock for each 1 share of Common Stock theretofore outstanding, effectively producing a 1 for 6.75 reverse split. As described in the Company's Proxy Statement filed April 27, 1998, no fractional shares were issued in connection with the reverse split or the stock distribution and the Company did not pay cash in lieu of such shares. Instead, the number of shares issued to shareholders entitled to fractional shares were "rounded up" to the next whole number. In addition, shareholders of record who held at least 100 shares prior to the 1 for 12 reverse stock split were issued no fewer than 100 shares after the 1 for 12 reverse stock split. These procedures resulted in the issuance of approximately 41,978 additional shares of Common Stock by the Company for which the Company received payment of $419.79 from Capston, which the Board of Directors has determined is adequate consideration for the issuance of such shares. The Company believes that the actions described above are an effective and practical way of addressing these matters. Ms. Fonner temporarily assumed the role of Chief Executive Officer of the Company, in order to enable her to take certain actions described above.

Operations

    The Company, as of March 31, 1999, had not been engaged in any operations since its bankruptcy. As of April 5, 1999, the Company acquired Navis. For a description of certain risks, readers are urged to carefully review the information set forth below under the caption "Management's Discussion and Analysis or Plan of Operation--Certain Trends and Uncertainties."

History of Navis and the TVEmail Technology.

    Navis was founded in 1996 for the purpose of developing and commercializing communication appliances, electronic point of sale devices and infrared ("IR") subsystems for network computer ("NC") and other "thin client" data retrieval and storage systems. In an NC environment, memory and processing intensive computer tasks are performed on a remote computer and the user relies on a small and relatively unsophisticated data entry and retrieval device (a so-called "thin client") that is connected to the main computer. Navis has sold its remote controls to three NC manufacturers, and such sales accounted for approximately $32,000 of Navis' revenue for its fiscal year ended December 31, 1998. Navis receives royalty revenues from third party sales of certain chips, advanced remote control units, and wireless keyboards, and such royalties totalled approximately $26,000 in 1998. Navis has also derived revenue from contract engineering and consulting work in the field of NC input devices and wireless communications, with such revenue amounting to approximately $176,000 in 1998.

    Navis' management concluded that a market exists for simple, low cost information appliances that would give users easy access to e-mail and a limited variety of online services. Early in 1998, Navis discontinued its remote control, contract engineering and consulting operations in order to focus exclusively on developing the concept and technology of the TVEmail hardware, software and related server systems. The Company is currently seeking to launch commercial sales of the TVEmail system.

The TVEmail System

    The TVEmail system is comprised of two principal elements: an in-home terminal, including an IR receiver, IR keyboard and accessories (the "Client Hardware"), and the Company's proprietary back-end server systems (the "ServerSystems").

    The TVEmail system is intended to give users easy access to e-mail, information gathering, and online shopping services in a format that may be less expensive and complex than internet access technologies which operate on personal computer ("PC") or NC platforms. The TVEmail system is designed to link the ServerSystems with inexpensive Client Hardware that is connected directly to customers' existing televisions.

    While the Company has completed the initial design phase, the technology and infrastructure of the TVEmail system has not yet been completed, and there can be no assurance that it will ever be distributed commercially. The Company currently plans to commence initial pilot production of TVEmail in October 1999, and, depending on the success of the Company's field trials and financing efforts, the Company may commence full scale commercial deployment of the TVEmail system as early as the third quarter of fiscal 2000. In addition to other risks and uncertainties, including those set forth below under the caption "Management's Discussion and Analysis or Plan of Operation--Certain Trends and Uncertainties," before the Company can begin to sell its TVEmail system, the Company must first complete its design of the graphical user interface ("GUI"), complete the engineering of the Client Hardware and the ServerSystems and secure financing and arrangements for the manufacture and distribution of commercial quantities of the Client Hardware.

    The Company intends to provide the Client Hardware and its online service to customers at aggressively competitive prices. Such services may include unlimited e-mail access, daily news, weather, sports, catalog shopping, fast food delivery, as well as other consumer services, however, there can be no assurances regarding what services will be offered, if any.

Business Strategy.

    The Company's business strategy is focused on developing the TVEmail system and related services. The following may constitute key elements of the Company's business strategy, however, the Company's strategy may change at any time. Each of the following will depend upon the successful completion of the TVEmail system and setting up appropriate manufacturing, marketing and distribution mechanisms, of each of which there can be no assurance.

    Provide easy to use and cost-effective e-mail and online service access. To use the TVEmail system, a consumer will need only his or her existing television, a phone line and the TVEmail Client Hardware.

    Penetrate global markets. The Company believes that the market for the TVEmail system is global in scope, and the Company may seek to deploy its ServerSystems in the United States and various foreign markets. The Company believes that, due to the simplicity and low cost of the TVEmail system, it may become popular in less developed countries, and the Company may develop local content directories and user interfaces in multiple languages for the TVEmail system should the demand arise.

    Create brand identity. The Company intends to create an identity for its TVEmail system under the brand name "TVEmail."

    Provide value for advertisers and e-commerce merchants. Due to the nature of the TVEmail system and the Company's ability to sort its customers on the basis of location or other demographic information, the Company believes it can offer advertisers, online merchants and other providers of online services the ability to specifically target their promotions and surveys.

Acquisition of Assets

    Pursuant to a Stock Purchase Agreement (the "SolutioNet Agreement") entered into on August 6, 1999 by and among James D. Richards, III, Martine Richards, the Company and SolutioNet, Ltd. ("SolutioNet"), the Company purchased 55% of the outstanding common stock of SolutioNet (the "Purchased SolutioNet Stock") for $250,000. Certain employees of SolutioNet are entitled to receive options to purchase non-voting common stock equivalent to an aggregate of up to approximately 10% of SolutioNet's common stock at an exercise price of $.01 per share. Such series of non-voting common stock is not currently authorized by SolutioNet's Certificate of Incorporation. Mr. Richards is an employee of the Company. SolutioNet's assets include certain proprietary technology related to IR devices that the Company may use in its TVEmail system. The SolutioNet Agreement provides that the Company may require the Richardses to re-purchase the Purchased SolutioNet Stock for $250,000, upon the occurrence of certain events. The SolutioNet Agreement further provides that, for a period of two years, the Richardses shall have the right and option to re-purchase the Purchased SolutioNet Stock from the Company for $250,000 if exercised during the first year or for an amount determined by independent appraisal of the value of the Purchased SolutioNet Stock if exercised during the second year, if: (i) Mr. Richards' employment by the Company is terminated for any reason; (ii) any of the terms of Mr. Richards' employment by the Company are changed in any way detrimental to the Richardses; (iii) the Company becomes insolvent, is dissolved or liquidated, takes any action related to its dissolution or winding up or enters proceedings under any law relating to bankruptcy, insolvency, reorganization or relief from debts; (iv) the Company's market value declines to less than $15 million; or (v) Mr. Richards' level of equity ownership in the Company is diluted by more than thirty percent (30%).

    In connection with the SolutioNet Agreement, SolutioNet entered into a Consulting Agreement with Mr. Richards (the "SolutioNet Consulting Agreement"), whereby Mr. Richards is to provide Consulting Services (as defined in the SolutioNet Consulting Agreement) to SolutioNet for a period of two years commencing on August 6, 1999, in exchange for $2,083 per month payable only to the extent that SolutioNet has Available Funds (as defined in the SolutioNet Consulting Agreement). Furthermore, in connection with the SolutioNet Agreement, the Richardses, the Company and SolutioNet entered into a Shareholders' Agreement (the "SolutioNet Shareholders' Agreement"), pursuant to which the Richardses and the Company agreed to take certain actions (i) to fix the number of directors that constitute the entire Board of Directors of SolutioNet at three, and (ii) to elect as members of the Board of Directors of SolutioNet one designee of Mr. Richards, one designee of the Company and one director mutually acceptable to the Richardses and the Company. The SolutioNet Shareholders' Agreement also contains certain negative covenants with respect to changing SolutioNet's business, Certificate of Incorporation or Bylaws, entering into certain types of transactions and terminating the SolutioNet Consulting Agreement, among other things.

    Pursuant to an Asset Purchase Agreement (the "WebATM Agreement"), dated as of August 13, 1999, between WebATM.com, Inc., a newly-formed wholly-owned subsidiary of the Company ("WebATM.com"), and Gary Cronin, an employee of the Company, WebATM.com agreed to purchase certain assets consisting of a website with programmed web pages, text and graphics, the "WEBATM.COM" domain name and common law rights in the tradename "WebATM" (collectively, the "WebATM Assets"), for $100,000. The WebATM Assets represent incomplete technology relating to a publicly accessible user interface for certain on-line financial services. In connection with the WebATM Agreement, Mr. Cronin agreed not to engage in certain activities deemed competitive with those of WebATM.com.

Service Marks, Patents and Proprietary Technology

    The Company has registered its intent to use the "TVEmail" and "eNote" service marks in the United States. The Company has also registered a series of domain names with Internic, Inc. and Network Solutions, Inc. The Company currently owns the trademark "Airmouse" and nine (9) patents relating to IR technology and protocols. The Company is also developing proprietary software. The Company relies primarily on common law to protect its technology, however there can be no assurance that this protection will be sufficient. The Company also licenses certain software to be incorporated into the Company's products and certain development tools for internal use in product design. The Company believes that an inability to effectively protect its intellectual property could have a material adverse effect on the Company's financial condition and results of operations. See "Management's Discussion and Analysis or Plan of Operation-Certain Trends and Uncertainties-Uncertainty Regarding Patents and Proprietary Technology" and "Management's Discussion and Analysis or Plan of Operation-Certain Trends and Uncertainties-Technology Licensed From Third Parties."

Competition

    The competitive market for e-mail and online service access may limit demand or pricing for the TVEmail system. The Company expects to experience intense competition from established online service providers such as America Online, Inc., Prodigy Communications Corporation and Microsoft Corporation's WebTV(TM). Many companies provide e-mail and online service access and other services, which provide functionality superior to those included in the TVEmail system. As a result of this competition, demand for the TVEmail system may suffer, the Company may be restricted in the service rates it can charge for the TVEmail system and the Company's business, financial condition and results of operations may be adversely affected. Many of the Company's competitors have significantly greater financial, technical, marketing, distribution, customer support and other resources than the Company does. Furthermore, many of the Company's competitors have significantly greater experience, better name recognition, more compelling content and easier access to consumers, advertisers and online service providers than the Company does.

Research and Development

    The Company had not engaged in any research and development activities in its last two fiscal years. Since acquiring Navis after the close of the last fiscal year, the Company has been incurring, and expects to continue to incur, significant research and development expenses. See "Management's Discussion and Analysis or Plan of Operation -- Plan of Operation." Navis had research and development expenses of $185,000 and $0 for the years ending December 31, 1998 and 1997 respectively. None of Navis' research and development was sponsored by Navis' customers.

Employees

    As of June 30, 1999, the Company had 13 full-time employees (including its executive officers) and two part-time employees. The Company also engages several consultants who are employed on a full-time basis by others. The Company is not subject to any collective bargaining agreements and the Company considers its relations with employees to be good.

Item 2.  Description of Property

    As a result of the Bankruptcy, the Company had no assets, liabilities or ongoing operations and had no plants or other property as of March 31, 1999.

    The Company leases 14,548 square feet of office and light manufacturing space in Williston Vermont from AirMouse House Ltd. Partnership, a Vermont limited partnership of which John R. Varsames is the General Partner. See Item 12, "Certain Relationships and Related Transactions." The Williston lease expires on May 31, 2004 and provides for annual payments of $100,000, with annual adjustments for certain changes in the consumer price index. The Williston lease provides the Company with the option to extend the lease for another five year term. The Company has sublet approximately 2,500 square feet of office space in the first floor of the Williston premises to a subtenant until May 31, 2001 at an annual rent of $26,125. The Company also leases approximately 750 square feet of office space in New York City. The New York lease expires on September 30, 2000 and provides for monthly rent payments of
$1,780.71 until September 30, 1999, and $2,155.92 thereafter. The Company believes that its current properties are adequate for the Company's immediate needs. However, if the Company were to manufacture the Client Hardware in commercial quantities, it would need to obtain substantial additional properties. Also, if the Company were to develop significant in-house marketing or customer service departments, additional space may be required. While the Company believes that it could acquire or lease additional properties as any need may arise, there can be no assurance that any such additional space could be obtained by the Company on acceptable terms, or at all.

Item 3.  Legal Proceedings

    Not Applicable.

Item 4.  Submission of matters to a vote of Security Holders

    No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1999.

    The stockholders approved the plan of reorganization set forth in the Proxy Statement filed April 27, 1998 at a meeting held June 19, 1998 that was adjourned and continued every 30 days or less through March 23, 1999 at which time a quorum was reached. Detailed disclosure respecting such plan of reorganization is set forth in the Proxy Statement filed April 27, 1998 which is incorporated herein by reference.

                                     PART II

Item 5.  Market for Company's Common Equity

    As of March 31, 1999, the Common Stock had been thinly and sporadically traded for years. The Company's trading symbol was WBET during fiscal 1999 and it traded on the NASD Over the Counter Bulletin Board (the "OTCBB"). The following table sets forth the high ask and low bid quotations for the Company's Common Stock during each quarter within the last two fiscal years and the first quarter of fiscal 2000. The amounts represent inter-dealer quotations without adjustment for retail markups, markdowns or commissions and do not necessarily represent the prices of actual transactions. All prices have been adjusted for the 1 for 12 reverse stock split followed immediately by the stock distribution of ((12/6.75)-1) shares of Common Stock for each 1 share of Common Stock theretofore outstanding, both effected by the Company as of April 2, 1999 (collectively, the "Reverse Stock Split").

                                         High Ask             Low Bid
                                         --------             -------

Fiscal year ended March 31, 1998
    First quarter                        $3  3/8              $0  81/256
    Second quarter                       $1  11/16            $0  27/256
    Third quarter                        $1  11/16            $0  81/256
    Fourth quarter                       $1  17/64            $0  27/256

Fiscal year ended March 31, 1999
    First quarter                        $1  61/128           $0  27/256
    Second quarter                       $1  7/128            $0  27/256
    Third quarter                        $0  27/32            $0  27/256
    Fourth quarter                       $1  149/256          $0  27/256

Fiscal year ended March 31, 2000
    First quarter                        $15                  $0  81/256

    At June 30, 1999, the Common Stock was held by 1,004 holders of record (including 831 holders who had not yet exchanged their certificates pursuant to the Reverse Stock Split). At June 30, 1999, the high ask and low bid prices for the Common Stock on the OTCBB were $5 1/2 and $5, respectively. As of April 5, 1999 the Company has been trading under the symbol, ENOT, on the OTCBB.

    The Company has not paid, and currently has no intention to pay, any cash dividends on its Common Stock. Any decision to declare dividends in the future will be made by the Company's Board of Directors and will depend upon the Company's future earnings, capital requirements, financial condition and other factors deemed relevant by the Company's Board of Directors.

    On July 14, 1998 and September 9, 1998, Navis sold $200,000 and $250,000 principal amount of 1 Year 18% Convertible Debentures ("18% Debentures") to Dr. Peter Stern and Dr. Peter Swift, respectively, for face value. On January 8, 1999 Navis sold a $50,000 convertible promissory note (the "Note") due and payable (together with a $10,000 financing fee) immediately upon the receipt by Navis of any funds from certain enumerated financing transactions, but in any event no later than July 8, 1999, for face value to Robert Jones. On March 23, 1999, Navis sold a $100,000 principal amount 1 Year 12% Convertible Debenture (the "Old 12% Debenture") to Friedlander Capital Management, Inc. for face value. Each of the 18% Debentures, Note and 12% Debentures was sold in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The 18% Debentures, Note and Old 12% Debentures were each convertible, upon an equity offering prior to such instrument's maturity, into equity securities of Navis or any corporation ultimately formed by Navis or any of Navis' owners for the purpose of manufacturing and distributing the TVEmail technology, at a conversion price equal to the offering price of such equity securities. As of

April 6, 1999, the Company repaid Dr. Stern's 18% Debenture and the other 18% Debenture, Note and Old 12% Debentures were converted into shares of Common Stock at $1.00 per share.

    Between April 7, 1998 and March 23, 1999, Navis issued 15 separate 12% Promissory Notes (the "Varsames Notes") to John R. Varsames in an aggregate principal amount of approximately $223,647. The Varsames Notes were issued in transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Varsames Notes are payable on demand, and on March 29, 1999, April 9, 1999 and June 9, 1999, Navis repaid an aggregate of approximately $250,147 principal amount of Varsames Notes and approximately $17,081 accrued interest thereon.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

    When used in this report, press releases and elsewhere by the Company and its management from time to time, the words "believes," "anticipates," "intends" and "expects" and similar expressions are intended to identify forward-looking statements that involve a number of risks and uncertainties. Additionally, statements contained in this discussion that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, including statements regarding expectations, beliefs, intentions or strategies regarding the future. The Company intends that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance, but are subject to many risks and uncertainties, which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially or adversely include, without limitation, any inability or delay in the development of the Client Hardware, GUI or ServerSystems or the manufacture of Client Hardware as well as the other risks described below under the caption "Certain Trends and Uncertainties." The Company does not undertake to update forward-looking statements.

Plan of Operation

    As a result of the Bankruptcy, as of March 31, 1999, the Company had no assets, liabilities, or ongoing operations and had not engaged in any business activities since February 1990. The Company had no operations during the year ended March 31, 1999 and no material assets or liabilities as of March 31, 1999.

    In a transaction consummated as of April 5, 1999, the Company acquired all of the capital stock of Navis in exchange for 8 million shares of Common Stock. In a transaction consummated as of April 6, 1999, the Company raised $5 million in gross proceeds through the sale of Preferred Stock and Warrants to Friedlander. Further details regarding such transactions can be found in the Company's Current Reports on Forms 8-K filed April 5, and April 20, 1999, any amendments to such Current Reports and the Company's Information Statement to be filed in accordance with Rule 14f-1 of the Exchange Act, which are incorporated herein by reference.

    The Company raised $5 million as of April 6, 1999, and otherwise has no capital resources. The Company intends to use this capital to continue its development of the Client Hardware, to install ServerSystems to run the TVEmail network, to complete the GUI, to perform marketing studies and to produce the pilot production runs for TVEmail. The Company expects to complete such endeavors in the third quarter of fiscal 2000 and believes that the $5 million will satisfy its cash requirements to do so. However, in order for the Company to begin mass production of the Client Hardware or to initiate sales and marketing efforts relating to the TVEmail service, the Company anticipates it will have to raise substantial additional funding through public or private debt or equity financing in the third quarter of fiscal 2000. There can be no assurance that the Company will be able to raise such funds, and, if it cannot, its business may be materially and adversely affected.

    The TVEmail system is comprised of two principal elements: the Client Hardware; and the ServerSystems. The Company has completed the initial design phase on both the Client Hardware and the ServerSystems and is now performing value engineering on the Client Hardware. The Company expects that beta versions of the Client Hardware may become available for pilot deployment early in the third quarter of fiscal 2000. The Company currently plans to commence initial pilot production in October 1999, and, depending on the success of the Company's field trials and financing efforts, the Company may commence full scale commercial deployment of the TVEmail system as early as the third quarter of fiscal 2000. However, such schedule is subject to many risks and uncertainties, including those set forth below under the caption "Certain Trends and Uncertainties," and the Company's progress towards commercial deployment of the TVEmail system may be made at a significantly slower rate, through different avenues, or not at all.

    During the fiscal year ending March 31, 2000 the Company expects its research and development efforts to be focused on the final development and production of version 1 of the TVEmail device and further research and development for version 2 of the TVEmail device. The Company expects to spend approximately $1.3 million on research and development in fiscal 2000, however, there can be no assurance that unanticipated technical obstacles, lack of funds, changes in strategy or other factors will not cause actual research and development expenses to differ materially from the Company's expectations.

    The Company plans to purchase approximately $400,000 to $500,000 in computer equipment, lab equipment and development tools over the next twelve months. These capital outlays could be substantially greater, if the Company decides to handle certain functions, such as manufacturing, marketing or customer service in-house as opposed to contracting them out.

    As of June 30, 1999, the Company had 13 full-time employees (including its executive officers) and two part-time employees. Within the next twelve months, the Company expects to hire approximately 10 additional employees in each of its technology and marketing departments. The number of hires may increase substantially if the Company decides to handle certain functions, such as manufacturing, marketing or customer service in-house. The Company has not yet decided whether it will seek to establish the internal resources necessary for any of such functions, and the necessity for such functions can only be assessed once the TVEmail system is ready for mass production, if ever.

    While the Company currently plans to begin its sales of its TVEmail device and its internet service in the third quarter of fiscal 2000, there can be no assurance that difficulties in research and development, network development, manufacturing or financing, or other factors will not delay the launch date or prevent such launch altogether.

Certain Trends and Uncertainties

    In addition to the other information contained in this Annual Report on Form 10-KSB, the following factors should be considered carefully.

             RISKS RELATING TO THE COMPANY'S CORPORATE STRUCTURE AND
                               FINANCIAL RESOURCES

Need for Additional Funds

    The Company raised $5 million as of April 6, 1999, and otherwise has no capital resources. The Company intends to use this capital to finalize its development of the Client Hardware, to install ServerSystems to run the TVEmail network, to complete the GUI, to perform marketing studies and to produce the pilot production runs for TVEmail. The Company expects to complete such endeavors in the third quarter of fiscal 2000 and believes that the $5 million will satisfy its cash requirements to do so. However, in order for the Company to begin mass production of the Client Hardware or to initiate sales and marketing efforts relating to the TVEmail service, the Company anticipates it will have to raise substantial additional funds. The Company intends to seek additional funding through public or private financings, which may include debt or equity financings. Adequate funds for these purposes, whether obtained through financial markets or collaborative or other arrangements with corporate partners or from other sources, may not be available when needed or on terms acceptable to the Company. Insufficient funds may require the Company: to delay, scale back or eliminate some or all of its research and product development programs; to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself; to sell itself to a third party; to cease operations; or to declare bankruptcy.

    If the Company raises additional funds through the issuance of debt securities, the holders of the debt securities will have a claim to the Company's assets that will be prior to any claim of the stockholders. Interest on any debt securities could increase the Company's costs and negatively impact its operating results. If the Company raises additional funds through the issuance of preferred stock, the terms of such preferred stock may provide that the holders of such preferred stock are entitled to receive dividends and/or distributions upon liquidation prior to the holders of Common Stock. Furthermore, any such preferred stock may have class voting rights, conversion features and/or antidilution protections of which the Common Stock does not have the benefit. If the Company raises additional funds through the issuance of Common Stock or securities convertible into or exchangeable for Common Stock, the percentage ownership of the Company's then-existing stockholders will decrease. In addition, any such convertible or exchangeable securities may have rights, preferences and privileges more favorable to the holders than those of the Common Stock.

Lack of Operational Continuity

    Because of the Company's Bankruptcy, the nature of the Revival and the plan of reorganization approved by the Company's shareholders, there has not been continuity in the Company's operations. As a result, relevant records may be unavailable to management and this may adversely affect the Company's ability to document its prior operations and corporate proceedings.

Subordination of Common Stock to Preferred Stock; Risk of Dilution; Anti-Dilution Adjustments.

    In the event of the liquidation, dissolution or winding up of the Company, the Common Stock is expressly subordinate to the $5 million preference of the 5 million outstanding shares of Preferred Stock. The conversion rate of the Preferred Stock is subject to adjustment, among other things, upon issuances of Common Stock or securities convertible into Common Stock or rights to purchase Common Stock that have not been expressly approved in writing by a majority in interest of the holders of Preferred Stock or their elected representatives. As of June 30, 1999, each share of Preferred Stock is convertible into 1 share of Common Stock.

Concentration of Ownership and Control.

    Under the terms of the Reorganization Agreement, dated April 5, 1999, between and among the Company, Navis and the stockholders of Navis, promptly after compliance with Section 14(f) of the Exchange Act, the Board shall have a meeting at which all of the then-directors shall resign and shall elect as members of the Company's Board such individuals as the former stockholders of Navis shall designate to the Company in writing. The right of the Navis stockholders to so designate Board members is expressly subject to the provisions of a Purchase and Sale Agreement between the Company and Friedlander, dated April 6, 1999 (the "Friedlander Agreement"), which provides that: (A) until the sooner of (i) the fifth anniversary of the date of the Friedlander Agreement and (ii) such time as Friedlander is the beneficial owner of less than 10% of the issued and outstanding voting securities of the Company, Friedlander shall be entitled to appoint two members of the Board; and (B) the Company shall promptly take such action as may be required to amend its By-laws to provide that, for so long as Friedlander has a right to appoint two members of the Board, the total number of members constituting the entire Board shall not exceed seven. Furthermore, Mr. Varsames and Friedlander each hold a substantial portion of the Company's voting securities. Accordingly, Mr. Varsames and Friedlander each have the ability to exert significant influence over the election of the Company's Board of Directors and other matters submitted to the Company's stockholders for approval. These arrangements may discourage or prevent any proposed takeover of the Company, including transactions in which stockholders might otherwise receive a premium for their shares over the then current market prices. See also "Certain Trends and Uncertainties--Anti-Takeover Provisions and Delaware Law May Have Adverse Effects on the Company's Stock Price" below.

The Company's Anti-Takeover Provisions and Delaware Law May Have Adverse Effects on the Market Price of the Common Stock.

    There are provisions in the Company's certificate of incorporation, its bylaws and Delaware law that make it more difficult for a third party to obtain control of the Company, even if doing so would be beneficial to the holders of Common Stock. These anti-takeover provisions, which could depress the market price of the Common Stock, include: (a) the division of the Board of Directors into three classes so that only one-third of our directors are elected each year and are elected for terms of three years; and (b) the authority of the Board of Directors to amend or repeal bylaws without the consent or vote of the holders of Common Stock.

Volatility of Stock Price; Market Overhang from Outstanding Convertible Securities and Warrants.

    The market price of the Company's Common Stock, like that of the common stock of many other technology companies, has been highly volatile and may be so in the future. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. If the Company were subject to a securities class action lawsuit, it could result in substantial costs and a significant diversion of resources, including management time and attention.

    No predictions can be made of the effect that future market sales of the shares of Common Stock underlying the Preferred Stock and Warrants, or the availability of such securities for sale, will have on the market price of the Common Stock prevailing from time to time. Sales of substantial amounts of Common Stock, or the perception that such sales might occur, could adversely affect prevailing market prices.

The Market For the Common Stock May Be Illiquid.

    The Common Stock is currently trading on the NASD Over the Counter Bulletin Board. The trading market for the Common Stock may be "thin" and "illiquid", which can result in increased volatility in the trading prices for the Common Stock. See "Certain Trends and Uncertainties--The Company's Stock Price May Be Extremely Volatile." There can be no assurance that an active trading market for the Common Stock will develop or be sustained. If there is no active trading market for the Common Stock, holders may not be able to resell their shares at a satisfactory price, if at all. The prices at which the Common Stock may trade in the future cannot be predicted and will be determined by the market.

Dividends.

    The Company does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Company currently intends to retain its earnings, if any, for the development of its business.

Need for and Dependence on Qualified Personnel.

    The Company's success is highly dependent on the hiring and retention of key personnel and technical staff. The loss of key personnel or the failure to recruit necessary additional personnel or both could impede the achievement of development objectives. There is intense competition for qualified personnel in the areas of the Company's activities, and there can be no assurance that the Company will be able to attract and retain the qualified personnel necessary for the development of its business. Many of the Company's competitors have significantly greater financial and other resources than it does and may be able to offer more lucrative compensation packages which include stock options and other stock-based compensation and higher-profile employment opportunities than the Company can.

The Company's Certificate of Incorporation Provides Officer and Director Indemnification and Limits Their Liability.

    The Company may have to spend significant resources indemnifying its officers and directors or paying for damages caused by their conduct. The Delaware General Corporation Law provides for broad indemnification by corporations of their officers and directors and permits a corporation to exculpate its directors from liability for their actions. The Company's certificate of incorporation implements this indemnification and exculpation to the fullest extent permitted under this law as it currently exists or as it may be amended in the future. Consequently, except as otherwise provided by law, none of the Company's officers or directors will be liable to the Company or to its stockholders for monetary damages resulting from conduct in such capacities.

           RISKS RELATING TO THE COMPANY'S OPERATIONS AND TECHNOLOGIES

Limited Operating History; Recent Shift in Business Strategy.

    Immediately prior to the Company's acquisition of Navis on April 5, 1999, the Company had no business operations. Navis itself was founded in June 1996 and, since then, has supplied infrared protocol and advanced input devices to NC manufacturers, and has provided contract engineering and consulting services. However, Navis' revenues from operations never exceeded $703,000 in any given year. In 1998, Navis shifted its business emphasis to focus entirely on the development of the TVEmail service but has yet to launch such service commercially or to receive any revenue from such service. As a result, the Company has only a limited operating history and there is little historical information on which to evaluate its business and prospects. The Company's revenue, if any, for the foreseeable future is almost entirely dependent on successfully bringing its TVEmail service to market and on the number of customers, if any, who subscribe to the TVEmail service. There can be no assurance that the Company will be successful in implementing any of its business strategies.

    Once the basic TVEmail service is marketed, if ever, the Company intends to attempt to expand its operations by developing and marketing new or complementary services or systems. However, there can be no assurance that the Company will be able to do so effectively. Although the Company believes that, in the future, it will be able to use the TVEmail service as a platform to provide e-mail and certain additional services, there can be no assurance thereof.

The Company Depends on its Intellectual Property, Which May Be Difficult and Costly to Protect.

    The Company's intellectual property consists of proprietary or confidential information that is not currently subject to patent, trademark or similar protection. Although the Company has applied for trademark protection for the eNote and TVEmail names, the Company may not be able to secure significant protection for these trademarks. If the Company's competitors or others adopt product or service names similar to eNote or TVEmail, it may impede the Company's ability to build brand identity and customer loyalty. The Company relies primarily on secrecy to protect technology, especially where patent protection is not believed to be appropriate or obtainable. No assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets, or that the Company can effectively protect its rights to its unpatented trade secrets.

    The validity, enforceability and scope of protection of certain proprietary rights in internet-related businesses are uncertain and still evolving. If unauthorized third parties are able to copy the Company's service or its business model or to use its confidential information to develop competing services, the Company may lose customers and its business could suffer. The Company may not be able to effectively police unauthorized use of its technology because such policing is difficult and expensive. In particular, the global nature of the internet makes it difficult to control the ultimate destination or security of software or other data transmitted. Furthermore, the laws of other countries may not adequately protect the Company's intellectual property.

    The Company's business activities and the TVEmail service may infringe upon the proprietary rights of others. In addition, other parties may assert infringement claims against the Company. Any such claims and any resulting litigation could subject the Company to significant liability for damages and could also result in invalidation of its proprietary rights. The Company could be required to enter into costly and burdensome royalty and licensing agreements. These agreements may not be available on terms acceptable to the Company, or may not be available at all. The Company may also need to file lawsuits to defend the validity of its intellectual property rights and trade secrets, or to determine the validity and scope of the proprietary rights of others. Litigation is expensive and time-consuming and could divert management's attention away from the Company's business.

Technology Licensed From Third Parties.

    The Company has entered into agreements with, and has licensed certain technology from, third parties. The Company has relied on scientific, technical, commercial and other data supplied and disclosed by others in entering into these agreements and will rely on such data in support of development of certain products. Furthermore, the Company believes that it will license additional technologies from third parties in the future. Although the Company has no reason to believe that this information contains errors of omission or fact, there can be no assurance that there are no errors of omission or fact that would materially affect the commercial viability of these products.

Rapid Technological Change, Customer Demands and Intense Competition.

    The e-mail service market is characterized by rapidly changing technology, customer demands and intense competition. If the Company cannot keep pace with these changes, its TVEmail service could become uncompetitive and its business could suffer. If the Company is not successful in developing and marketing enhancements to the TVemail service or new services that respond to technological change or customer demands, the Company's business may be materially and adversely effected.

    The competitive market for e-mail and online service access may limit demand or pricing for the TVEmail system. The Company expects to experience intense competition from established online service providers such as America Online, Inc., Prodigy Communications Corporation and Microsoft Corporation's WebTV(TM). Many companies provide e-mail and online service access and other services, which provide functionality superior to those included in the TVEmail system. As a result of this competition, demand for the TVEmail system may suffer, the Company may be restricted in the service rates it can charge for the TVEmail system and the Company's business, financial condition and results of operations may be adversely affected. Many of the Company's competitors have significantly greater financial, technical, marketing, distribution, customer support and other resources than the Company does. Furthermore, many of the Company's competitors have significantly greater experience, better name recognition, more compelling content and easier access to consumers, advertisers and online service providers than the Company does.

Management of Growth.

    The Company's ability to implement its business plan successfully in a new and rapidly-evolving market will require effective planning and growth management. If the Company cannot manage its anticipated growth effectively, its business and financial results may suffer. The Company plans to extend its existing operations substantially, particularly those relating to manufacturing, sales and marketing and technical support. The Company expects that it will need to manage and broaden multiple relationships with customers, internet service providers and other third parties. The Company also expects that it will need to expand its financial systems, procedures and controls and will need to augment, train and manage its workforce, particularly its information technology staff. As a result, the Company's management and operating systems may be strained by any growth and the Company may be unable to timely complete necessary improvements to its operating systems, procedures and controls to support any future operations.

Capacity Constraints May Impede Revenue Growth and Profitability.

    The Company believes that satisfactory performance, reliability and availability of its TVEmail appliances and ServerSystem infrastructure will be critical to the Company's reputation and ability to attract customers and maintain adequate customer service levels. Any significant or prolonged capacity constraints could delay or prevent customers from sending or gaining access to their documents or other data or services. Such constraints could decrease the Company's ability to acquire and retain customers and prevent the Company from achieving the necessary growth in revenue to achieve profitability. If the amount of traffic increases substantially and the Company experiences capacity constraints, the Company may need to spend significant amounts to expand and upgrade its technology and network infrastructure. Furthermore, the Company may be unable to predict the rate or timing of any increases in the use of its services in order to respond in a timely manner.

The Company May Suffer Systems Failures and Business Interruptions Which Would Harm its Business.

    The Company's success will depend in part on the efficient and reliable operation of TVEmail service sufficient to accommodate a large number of subscribers. The Company intends to locate its ServerSystems at multiple sites with redundant functions in order to reduce the risks of system failure, however, the ServerSystems are vulnerable to damage from fire, power loss, telecommunications failures, break-ins and other events, which could lead to: interruptions or delays in the Company's service; loss of data; or the inability to accept, transmit and confirm customer documents and data. The Company's business may be materially adversely effected if its service is interrupted. Although the Company intends to implement network security measures, its systems may be vulnerable to computer viruses, electronic break-ins, attempts by third parties deliberately to exceed the capacity of the systems and similar disruptions, any of which could have a material adverse effect on the Company's business.

Year 2000 Issues Could Impact the Company's Performance.

    Many currently installed computer systems and software products have been coded to accept or recognize only two digit entries to define the applicable year. These systems may erroneously recognize the year 2000 as the year 1900. This could result in major failures of malfunctions.

    The Company believes that its ServerSystems and Client Hardware are year 2000 compliant, and, since the Client Hardware does not interact with any other systems controlled by the customer, the year 2000 readiness of the Company's clients should not impact the operation of TVEmail. However, telephony providers and electronic bill paying services with which the TVEmail system may interact may not become year 2000 compliant in a timely fashion, or at all. The failure of a such entities to become year 2000 compliant could result in customers ceasing use of the TVEmail service, the Company receiving bad publicity, or other factors that may cause material harm to the Company's business.

               RISKS RELATING TO THE INTERNET AND ONLINE COMMERCE

Privacy Concerns May Discourage Customers From Using The Company's Services.

    Concerns over the security of online transactions and the privacy of users may inhibit the growth of the internet as a means of delivering documents and data. The Company may need to incur significant expenses and use significant resources to protect against the threat of security breaches or to alleviate problems caused by such breaches. The Company plans to rely on encryption and authentication technology to provide secure transmission of confidential information. If the Company's security measures do not prevent security breaches, the Company could suffer operating losses, damage to its reputation, litigation and possible liability. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the Company's encryption and authentication technology and could enable an outside party to steal proprietary information or interrupt its operations.

Government Regulation and Legal Uncertainties Relating to the Internet Could Harm the Company's Business.

    Changes in the regulatory environment could decrease the Company's revenues and increase its costs. The internet is largely unregulated and the laws governing the internet remain unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy and taxation apply to the internet. In addition, because of increasing popularity and use of the internet, any number of laws and regulations may be adopted with respect to the internet or other online services covering issues such as: user privacy; security; pricing; content; copyrights; distribution; taxation; and characteristics and quality of services. Such regulations could impose additional costs or interdicts on activities of the Company, which could have a material adverse effect.

If the Internet Infrastructure Fails, the Company's Business May Suffer.

    The Company cannot be certain that the infrastructure or complementary services necessary to maintain the internet as a useful, convenient or secure means of transferring documents and data will continue to develop. The internet infrastructure may not support the demands that growth may place on it, and the performance and reliability of the internet may decline, which could have a material adverse effect on the Company's business.

The Company Depends on Third-Party Providers of Internet and Telecommunications Service.

    The Company's operations depend on third parties for internet access and telecommunications. Frequent or prolonged interruptions of these services could result in significant losses of revenues. These types of occurrences could also cause users to perceive the Company's products as not functioning properly and therefore encourage them to use other methods to deliver and receive information. The Company has limited control over these third parties and there can be no assurance that the Company will be able to maintain relationships with any of them on acceptable commercial terms. Nor can there be any assurance that the quality of services that they provide will remain at the levels needed to enable the Company to conduct its business effectively. Each of these third parties has experienced outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to the Company's systems.

Costs of Transmitting Documents and Data Could Increase.

    The cost of transmitting documents and data over the internet could increase, and the Company may not be able to increase its prices to cover such rising costs. Several telecommunications companies have petitioned the Federal Communications Commission to regulate internet and on-line service providers in a manner similar to long distance telephone carriers and to impose access fees on such providers. Also, foreign laws and state tax laws and regulations relating to the provision of services over the internet are still developing. If individual states impose taxes on services provided over the internet, the Company's cost of providing our TVEmail services may increase.

Item 7.  Financial Statements.

    See the financial statements and notes related thereto included in this report on pages F-1 through F-9.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

    Not Applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

                        EXECUTIVE OFFICERS AND DIRECTORS

        The following table sets forth certain information regarding the directors and executive officers of the Company.

Name                                    Age         Positions
----                                    ---         ---------

Sally A. Fonner......................   50          Director
John R. Varsames.....................   48          President and Chief Executive Officer
Michael T. Grennan...................   45          Chief Financial Officer, Treasurer and Secretary

        There are no family relationships among any of the directors or executive officers of the Company.

        The following information is furnished for each of the directors and executive officers of the Company:

        Sally A. Fonner has served as the sole director of the Company since March 23, 1999. Ms. Fonner also served as the sole officer of the Company from March 23, 1999 to April 5, 1999. Ms. Fonner presently serves as the sole director of Fab Global, Inc. and serves as the sole director and sole officer of Bio-Response, Inc. Fab Global was, and Bio-Response is, a publicly-held shell that has been reactivated by Capston and Ms. Fonner in a manner similar to that in which Ms. Fonner and Capston reactivated the Company. Ms. Fonner assumed the office of Chief Executive Officer for a brief period in September 1999 in order to take certain remedial actions described in Item 1, above.

        John R. Varsames was appointed President and Chief Executive Officer of the Company on April 5, 1999. Mr. Varsames founded Navis in June 1996 and served as the President and Chief Executive Officer of Navis until the Company acquired Navis. From December 1995 to June 1996, Mr. Varsames served as a consultant and then as Vice President for AirMouse Remote Controls and its affiliate, AirMarket Interactive System, a company specializing in interactive television technology and peripherals. From August 1984 to December 1995, Mr. Varsames co-founded and served as the President and Chief Executive Officer of Northshore Companies, a real estate investment firm. Mr. Varsames is a graduate of St. Michael's College (Business Administration/Political Science), and was a past Chairman of the St. Michael's College Associate Board of Trustees. He has served his community as a director of several charitable organizations and also served as a national director for the National Association of Home Builders.

        Michael T. Grennan was appointed Chief Financial Officer, Treasurer and Secretary of the Company on April 5, 1999. Before joining the Company, Mr. Grennan worked for seven years as a self-employed business and financial consultant. Previously, Mr. Grennan worked for 14 years in public accounting, first on the audit staff of Coopers and Lybrand, and then as a staff member, manager and partner of the accounting firm of Urbach, Kahn, and Werlin, PC. Mr. Grennan is a 1977 graduate of the University of Florida (BSBA in Accounting with High Honors), a Certified Public Accountant and a former member of the AICPA's Ethics Technical Subcommittee. In addition to his experience in public accounting Mr. Grennan has extensive consulting experience for a variety of public and private corporations including banks, manufacturing and operating companies.


             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        For the fiscal year ended March 31, 1999, the following persons, who were directors, officers, or beneficial owners of more than 10% of the Common Stock during such fiscal year, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during such fiscal year or any prior fiscal year: Ms. Fonner did not timely file a Form 3 when she was elected a Director on March 23, 1999, but filed a Form 3 on May 7, 1999 reporting her status as a Director as well as the securities that she beneficially owned as of the filing date.

Item 10.  Executive Compensation.

        Ms. Fonner served as the sole officer of the Company during the fiscal year ended March 31, 1999. For the fiscal year ended March 31, 1999, she received no compensation other than the following: (i) in connection with the plan of reorganization approved by the Company's stockholders, certain persons designated by Capston received an aggregate of 540,000 shares of Common Stock for administrative and management services; and (ii) the Cash Compensation (as defined below). Ms. Fonner was so designated by Capston to receive 180,600 of such 540,000 shares of Common Stock.

        The Company's current Chief Executive Officer was the Chief Executive Officer of Navis prior to the Navis Transaction on April 5, 1999. The following table sets forth compensation for services in all capacities to Navis, for Navis' fiscal years ended December 31, 1996, 1997 and 1998, of: (i) those persons who were, respectively, Navis' Chief Executive Officer for any time period during fiscal 1998 and up to four of the other most highly compensated executive officers of Navis who were serving as executive officers at December 31, 1998 whose total annual salary and bonus for the fiscal year ending December 31, 1998 exceeded $100,000; and (ii) up to two additional individuals who would have been two of such other four most highly compensated executive officers if such individuals had served as executive officers for the entire fiscal year.

                           SUMMARY COMPENSATION TABLE

                                                                                             Long-Term
                                                                                            Compensation
                                               Annual Compensation                             Awards
                           ----------------------------------------------------------    -----------------
                                                                                             Securities
Name and                                   Salary                     Other Annual           Underlying
Principal Position           Year            ($)        Bonus ($)     Compensation          Options (#)
------------------           ----            ---        ---------     ------------          -----------
John R. Varsames,            1998         $127,076        $0             $6,500                  n/a
President and Chief          1997          $77,209        $0             $6,400                  n/a
Executive Officer            1996               $0        $0             $1,736                  n/a

        The Company's Chief Executive Officer and Chief Financial Officer, Mr. Varsames and Mr. Grennan, respectively, are currently being paid annual salaries of $150,000 and $125,000, respectively.

                            COMPENSATION OF DIRECTORS

        It is anticipated that non-employee Directors will receive initial and annual grants of stock options, but no such options have been granted to date.

                      PENSION AND LONG-TERM INCENTIVE PLANS

        The Company has no pension or long-term incentive plans.

                                  STOCK OPTIONS

        No stock options were issued to any executive officer or director by the Company in fiscal 1999.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth certain information furnished by current management concerning the beneficial ownership of Common Stock and Preferred Stock of the Company as of June 30, 1999, of (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of either class of stock; (ii) all directors and executive officers; and (iii) directors and executive officers of the Company as a group:

                                              Common Stock                     Preferred Stock
                                              ------------                     ---------------
                                       Amount and                           Amount and
                                         Nature                             Nature of
Name and Address                      of Beneficial          Percent        Beneficial      Percent
of Beneficial Owner                   Ownership(1)          of Class       Ownership(1)     of Class
-------------------                   ------------          --------       ------------     --------
John R. Varsames (2)                 7,350,000(3)(4)          73.1%              --           --

Michael T. Grennan (2)                 250,000(5)              2.5%              --           --

Sally A. Fonner                        181,389(6)              1.8%              --           --
c/o Capston Network Co.
1621 N. Osceola Avenue
Clearwater, FL  33755

Burton G. Friedlander                7,424,100(7)(8)(9)       42.5%       5,000,000          100%
c/o Friedlander Capital
Management Corp.
104 Field Point Road
Greenwich, Connecticut  06830

Executive Officers and Directors     7,781,389                77.4%              --           --
as a Group (3 persons)

-------------------------

(1) Unless otherwise indicated, this column reflects amounts as to which the beneficial owner has sole voting power and sole investment power.
(2) c/o eNote.com Inc., 185 Allen Brook Lane, P.O. Box 1138, Williston, Vermont 05495-1138.
(3) Mr. Varsames shares beneficial ownership of 7,080,000 shares of Common Stock with his wife, Heidi A. Varsames. Mr. Varsames holds sole voting power of these 7,080,000 shares pursuant to a proxy from his wife.
(4)     Includes  250,000  shares  of  Common  Stock  held of record by James D.
        Richards III and 20,000 shares of Common Stock held of record by the adult children of Mr. and Mrs. Varsames, Kristen Varsames and Lori A. Varsames. Mr. Varsames holds sole voting power for these 270,000 shares of Common Stock pursuant to the proxies from James D. Richards III, Kristen Varsames, and Lori A. Varsames. Mr. Richards' proxy expires upon the occurrence of certain events defined therein, and, in any event, upon the expiration of one year from April 13, 1999.
(5) Mr. Grennan's reported holdings do not include 500 shares that are held by his father, as to which he disclaims beneficial ownership.
(6) In connection with the plan of reorganization approved by the Company's stockholders, certain persons designated by Capston received an aggregate of 540,000 shares of Common Stock for administrative and management services. Ms. Fonner was so designated by Capston to receive 180,600 of such 540,000 shares of Common Stock. Ms. Fonner's reported holdings include 50,000 shares that are subject to a letter agreement, dated as of August 26, 1999 among Capston and the Company (the

        "Capston Pledge Letter"), which provides that such shares will be given to a third party, as escrow agent, pending the resolution of certain obligations of Ms. Fonner and Capston to the Company.
(7) Includes 5,000,000 shares of Common Stock issuable upon conversion of 5,000,000 shares of Preferred Stock and 2,000,000 shares of Common Stock issuable upon exercise of immediately exercisable Warrants.
(8) Mr. Friedlander exercises voting and investment control over shares of Common Stock held by Friedlander International Limited ("FIL") and Friedlander Limited Partnership ("FLP") through their investment manager, Friedlander Capital Management Corp. ("FCMC"), of which Mr. Friedlander is the sole shareholder.
(9) Information as to Mr. Friedlander, FIL, FLP and FCMC is based on a Statement on Schedule 13D filed by Mr. Friedlander and FCMC with the Commission on July 15, 1999 and a Form 4 for June 1999 provided by Mr. Friedlander and FCMC, and the Company assumes no responsibility for such information.


Item 12.  Certain Relationships and Related Transactions

        On April 5, 1999, the Company acquired Navis in a transaction whereby the stockholders of Navis exchanged all of their Navis stock for 8,000,000 shares of newly issued Common Stock (or approximately 80% of the Company's then outstanding Common Stock), and Navis became a wholly-owned subsidiary of the Company. Pursuant to the Navis transaction, Mr. Varsames became the beneficial owner of approximately 71% of the Company's then outstanding Common Stock, was appointed President and Chief Executive Officer of the Company, and acquired the contractual right to designate individuals for appointment to the Board. Mr. Varsames shares beneficial ownership of 7,080,000 shares of Common Stock with his wife, Heidi A. Varsames. Prior to the Navis Transaction, Mr. Varsames was not a director, officer or shareholder of, or otherwise related to, the Company.

        On April 6, 1999, the Company entered into the Friedlander Transaction, pursuant to which Friedlander purchased Preferred Stock and Warrants convertible into and exercisable for, respectively, approximately 41% of the then outstanding Common Stock and was granted the contractual right (as yet unexercised) to designate two individuals for appointment to the Board. Prior to the Friedlander Transaction, neither Friedlander nor Mr. Friedlander was a director, officer or shareholder of, or otherwise related to, the Company.

        In connection with the Navis Transaction and Friedlander Transaction, the Company agreed to issue 1,460,000 shares of Common Stock to certain consultants and advisors, including 540,000 shares of Common Stock that were issued to persons designated by Capston, 270,000 shares of Common Stock that were issued to legal counsel for the parties and 650,000 shares of Common Stock that were issued to certain financial consultants as finders' fees. Ms. Fonner was so designated by Capston to receive 180,600 of such 540,000 shares of Common Stock. George W. Schiele received 600,000 of the 650,000 shares of Common Stock issued as finders' fees. Mr. Schiele transferred 250,000 of the 600,000 shares to Mr. Friedlander. Mr. Friedlander was recruited by Mr. Schiele to perform services for the Company and thereby became entitled to 250,000 shares based on a Statement on Schedule 13G filed on July 1, 1999 by Mr. Schiele. In addition to the above mentioned stock compensation, upon the closing of the Navis Transaction, Navis paid $250,000 (the "Cash Compensation") in cash to Capston, $100,000 of which Capston, in turn, paid to Mr. Schiele and another individual ($50,000 each) who acted as finders in connection with the Navis Transaction, and the remaining $150,000 was retained by Capston. An oral agreement (the "Cash Condition Agreement") between Capston and Navis provided that Capston's $150,000 portion of the Cash Compensation is subject to repayment in the event that the Common Stock fails to trade at or above $5.00 per share on a national securities exchange or in the National Association of Securities Dealers' SmallCap Market for at least 45 consecutive trading days within the six months immediately following the closing of the Navis Transaction. The Cash Condition Agreement was later modified to provide that the relevant time period for such trading would be the four months immediately following the filing of this Report on Form 10-KSB, rather than the six months immediately following the Navis Transaction.

        Between April 7, 1998 and March 23, 1999, Navis issued 15 separate 12% Promissory Notes (the "Varsames Notes") to Mr. Varsames in an aggregate principal amount of approximately $223,647. The Varsames

Notes are payable on demand, and on March 29, 1999, April 9, 1999 and June 9, 1999, Navis repaid an aggregate of approximately $250,147 principal amount of Varsames Notes and approximately $17,081 accrued interest thereon.
Navis is a wholly-owned subsidiary of the Company.

        Ms. Fonner and Capston have agreed to reimburse the Company $150,000 (the "Reimbursement") for legal fees incurred by the Company (including funds advanced by the Company as provided in the next sentence) in connection with the potential irregularities in corporate procedure described in the fifth paragraph of the "Corporate Background Information" section under "Item 1. Description of Business." Prior to the Reimbursement, the Company may fund certain legal expenses of Capston in connection with these matters. The Capston Pledge Letter provides that 50,000 shares of Common Stock previously issued to Capston will be given to a third party, as escrow agent, to be held pending satisfaction of the Reimbursement.

        The Company leases approximately 14,500 square feet of office and light manufacturing space in Williston, Vermont from Airmouse House Ltd. Partnership. This lease expires in 2004 and calls for rent of approximately $8,333 per month in 1999, with amounts generally increasing annually thereafter to reflect cost of living related increases. Mr. Varsames is a general partner of Airmouse House Ltd. Partnership. The terms of the lease were determined by arms-length negotiation between the parties.

Item 13.  Exhibits and Reports on form 8-K.

(a) Exhibits:
                             EXHIBIT TABLE

  Exhibit No                 Description
  ----------                 -----------

3(a)       Amended and Restated Certificate of Incorporation.

3(b)       Amended By-laws.

4.1 Certificate of Powers, Designations, Preferences and Rights of the Convertible Preferred Stock, par value $.01 per share, of the Company.*

4.2 Common Stock Purchase Warrant dated April 6, 1999 between the Company and Friedlander International Limited.*

4.3 1-Year 18 Percent Convertible Debenture due July 14, 1999 of Navis in principal amount of $200,000.

4.4 1-Year 18 Percent Convertible Debenture due September 9, 1999 of Navis in principal amount of $250,000.

4.5        $50,000 Convertible promissory note of Navis, issued January 8, 1999.

4.6 1-Year 12 Percent Convertible Debenture due March 31, 2000 of Navis in principal amount of $100,000.

4.7 12% Promissory Note of Navis Technologies, Ltd. to John R. Varsames, dated April 7, 1998 in principal amount of $50,000, payable on demand.

4.8 12% Promissory Note of Navis Technologies, Ltd. to John R. Varsames, dated April 28, 1998 in principal amount of $18,000, payable on demand.

4.9 12% Promissory Note of Navis Technologies, Ltd. to John R. Varsames, dated May 4, 1998 in principal amount of $7,500, payable on demand.

4.10 12% Promissory Note of Navis Technologies, Ltd. to John R. Varsames, dated May 14, 1998 in principal amount of $28,000, payable on demand.

4.11 12% Promissory Note of Navis Technologies, Ltd. to John R. Varsames, dated May 28, 1998 in principal amount of $5,199.40, payable on demand.

4.12 12% Promissory Note of Navis Technologies, Ltd. to John R. Varsames, dated June 11, 1998 in principal amount of $10,000, payable on demand.

4.13 12% Promissory Note of Navis Technologies, Ltd. to John R. Varsames, dated June 25, 1998 in principal amount of $500, payable on demand.

4.14 12% Promissory Note of Navis Technologies, Ltd. to John R. Varsames, dated January 27, 1999 in principal amount of $6,000, payable on demand.

4.15 12% Promissory Note of Navis Technologies, Ltd. to John R. Varsames, dated January 31, 1999 in principal amount of $56,948, payable on demand.

4.16 12% Promissory Note of Navis Technologies, Ltd. to John R. Varsames, dated February 2, 1999 in principal amount of $5,000, payable on demand.

4.17 12% Promissory Note of Navis Technologies, Ltd. to John R. Varsames, dated February 5, 1999 in principal amount of $5,000, payable on demand.

4.18 12% Promissory Note of Navis Technologies, Ltd. to John R. Varsames, dated February 23, 1999 in principal amount of $5,000, payable on demand.

4.19 12% Promissory Note of Navis Technologies, Ltd. to John R. Varsames, dated March 4, 1999 in principal amount of $20,000, payable on demand.

4.20 12% Promissory Note of Navis Technologies, Ltd. to John R. Varsames, dated March 5, 1999 in principal amount of $1,000, payable on demand.

4.21 12% Promissory Note of Navis Technologies, Ltd. to John R. Varsames, March 23, 1999 in principal amount of $5,500, payable on demand.

10.1 Reorganization Agreement, dated April 5, 1999, between and among the Company, Navis Technologies Limited, and the stockholders of Navis Technologies Limited.*

10.2 Purchase and Sale Agreement, dated April 6, 1999, between the Company and Friedlander International Limited.*

10.3       Plan of Reorganization and Proposed Operations.**

10.4 Lease Agreement by and between Airmouse House, Ltd. Partnership, and the Company with respect to certain premises in Williston, Vermont.

10.5 Sublease Agreement, dated June 15, 1999, between the Company and NYBOR Corporation with respect to a portion of the Company's leased premises in Williston Vermont.

10.6 Agreement of Lease between 866 U.N. Plaza Associates LLC and the Company with respect to a portion of the 3rd Floor at 866 U.N. Plaza, New York, New York.

10.7 Stock Purchase Agreement by and among James D. Richards, III and Martine Richards, the Company and SolutioNet, Ltd., dated August 6, 1999

10.8 Consulting Agreement dated as of August 6, 1999 between SolutioNet, Ltd. and James D. Richards, III.

10.9 Shareholders' Agreement, dated as of August 6, 1999, by and among James D. Richards, III and Martine Richards, the Company and SolutioNet, Ltd.

10.10 Asset Purchase Agreement, dated as of August 13, 1999, by and between WebATM.com, Inc. and Gary Cronin.

10.11 Letter Agreement, dated as of August 26, 1999, among Capston Network Company and the Company

20.1       The Company's Current Report on Form 8-K filed April 5, 1999.

20.2       The Company's Current Report on Form 8-K filed April 20, 1999.

20.3       The Company's Proxy Statement filed January 30, 1997.

20.4       The Company's Proxy Statement filed April 27, 1998.

23.1       Consent of Want & Ender, CPA, P.C., Independent Auditors

27         Financial Data Schedule


----------------

* Previously filed with, and incorporated by reference to, the Company's Current Report on Form 8-K filed April 20, 1999.

** Incorporated by reference to the Company's Proxy Statement filed April 27, 1998, which is attached hereto as Exhibit 20.4.

     (b) Reports on Form 8-K.

           The Company filed no Current Reports on Form 8-K during the fourth quarter of the fiscal year ended March 31, 1999.

                                   SIGNATURES

    In accordance with the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                               eNOTE.COM, INC.



Date: 9/17/99                                  By: /s/ John R. Varsames
     -----------------                            ------------------------------
                                               John R. Varsames
                                               President and Chief Executive
                                               Officer



    In accordance with the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date : 9/17/99                   /s/ Michael T. Grennan
     -----------------          ------------------------------
                                Michael T. Grennan
                                Treasurer and Chief Financial Officer



Date : 9/17/99                   /s/ Sally A.  Fonner
     -----------------          ------------------------------
                                 Sally A.  Fonner
                                 Sole Director

Index to financial statements filed with this report:                      Page

    Report of Want & Ender, Independent Auditors............................F-2

    Balance Sheets at March 31, 1999 and 1998...............................F-3

    Statements of Operations for the years ended
      March 31, 1999 and 1998...............................................F-4

    Statement of Changes in Shareholders' Equity/(Deficit)
           for the years ended March 31, 1999 and 1998......................F-5

    Statement of Cash Flows for the year ended March 31, 1999...............F-6

    Notes to Financial Statements ..........................................F-7

WANT & ENDER, CPA, P.C.
CERTIFIED PUBLIC ACCOUNTANTS                          386 Park Avenue South
                                                      Suite 1618
                                                      New York, NY  10016

MARTIN ENDER, CPA                                     Telephone (212) 684-2414
STANLEY Z.  WANT, CPA, CFP                            Fax       (212) 684-5433

Independent Auditor's Report

To the Shareholders and Board of Directors
WEBCOR ELECTRONICS, INC.

We have audited the accompanying balance sheet of WEBCOR ELECTRONICS, INC. (A Dormant State Company) at March 31, 1999 and March 31, 1998 and the related statements of operations, shareholders' equity/(deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

We believe our audit provides a reasonable basis for our opinion. In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WEBCOR ELECTRONICS, INC. (A Dormant State Company) at March 31, 1999 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/

Martin Ender
Want & Ender CPA, P.C.
Certified Public Accountants

New York, NY
September 3, 1999

                            WEBCOR ELECTRONICS, INC.
                            (A Dormant State Company)
                                 Balance Sheets
                             March 31, 1999 and 1998

                                                          1999             1998
                                                          ----             ----

ASSETS

Organization Cost                                              0              0

                                                         -------        -------


Total Assets                                                   0              0
                                                         -------        -------


LIABILITIES AND STOCKHOLDERS' EQUITY

STOCKHOLDERS' EQUITY
Common Stock, par value $.01 per share;
20,000,000 shares authorized;
3,476,670 shares issued and outstanding                        0              0
Additional Paid in Capital                                71,149         32,882
Retained Earnings                                        (32,882)        17,815
Net Profit/(Loss)                                        (38,267)       (15,067)

Total Stockholders' Equity                                     0              0


Total Liabilities and
Stockholders' Equity                                           0              0


                 See accompanying notes to financial statements

                            WEBCOR ELECTRONICS, INC.
                            (A Dormant State Company)
                            Statements of Operations
                   For the Year Ended March 31, 1999 and 1998

                                                       1999               1998
                                                       ----               ----

Revenues                                             $      0          $      0

Expenses
Administrative Expenses                                38,267            15,067


Net Income/Loss for the year                         $(38,267)         $(15,067)


See accompanying notes to financial statements

                WEBCOR ELECTRONICS, INC.(A Dormant State Company)
                      Statement of Changes in Shareholders'
                                Equity/(Deficit)
                   For the years ended March 31, 1999 and 1998

                                                           1999           1998
                                                           ----           ----

Common Stock
(3,476,670 SHARES ISSUED & OUTSTANDING)                 $      0       $      0
Additional Paid in Capital                                71,149         32,882
Retained Earnings                                        (32,882)       (17,815)
Balance  March, 31                                             0              0

Net Income/(Loss) for the year                           (38,267)       (15,067)

Balance April 1                                                0              0


                 See accompanying notes to financial statements

                            WEBCOR ELECTRONICS, INC.
                             Statement of Cash Flows
                       For the Period Ended March 31, 1999

                                                     Current Year     Prior Year

                                                       03-31-99         03-31-98

Cash Flows from Operating Activities

Net Income                                             $(38,267)       $(15,067)
Net Cash Provided (Used)
By Operating Activities                                 (38,267)        (15,067)

Cash Flows from Financing Activities

Proceeds from Capston-Paid in
Capital                                                  38,267          15,067
Net Cash Provided (Used)
By Financing Activities                                  38,267          15,067

Net Increase (Decrease) in Cash                               0               0
Cash at Beginning of Period                                   0               0
Cash at End of Period                                  $      0        $      0

                            WEBCOR ELECTRONICS, INC.
                            (A Dormant State Company)

March 31, 1999

Note 1.  History of the Company

    WEBCOR ELECTRONICS INC., (A Dormant State Company), was incorporated on December 3, 1971, under the laws of the State of Delaware. The Company conducted an initial public offering of its common stock, par value $.01 per share (the "Common Stock") in May 1982 and in connection with an application to list the Common Stock on the AMEX system, the Company also registered the Common Stock pursuant to Section 12(g) of the Securities Exchange Act of 1934. The Common Stock remained listed on the AMEX system until April 9, 1987.

    On February 1, 1989, the Company filed a voluntary petition under Chapter 11 of the Bankruptcy Act (Case No. 89-10328) in the U.S. Bankruptcy Court for the Eastern District of New York. On October 16, 1990, the Company's case under Chapter 11 was voluntarily converted into a case under Chapter 7 of the Bankruptcy Act. As a result of the voluntary conversion of the Company's bankruptcy case , all assets of the Company were transferred to the Trustee in Bankruptcy on the conversion date and the Company ceased all operations.
Subsequently, the Trustee in Bankruptcy effected an orderly liquidation of corporate assets and used the proceeds to repay the Company's creditors. On November 13, 1996 the Company's case under Chapter 7 was closed by an order of the Court and the Trustee in Bankruptcy was discharged. As a result of the Bankruptcy, the Company has no assets, liabilities, management or ongoing operations and has not engaged in any business activities since February, 1990.

Note 2.  Restoration of Corporate Status

    On December 26, 1996, Acting in its capacity as a stockholder of the Company, and without first receiving any consent, approval or authorization of any officer, director or other stockholder of the Company, Capston Network Company ("Capston") filed a Certificate for Renewal and Revival of Charter with the Secretary of State of the State of Delaware (such filing, the "Revival"). Thereafter, Capston filed a Form 10-K for the fiscal years ending March 31, 1989-1996. In each of 1997 and 1998, Capston caused the Company to send to its stockholders a Notice of Special Meeting and Proxy Statement describing a number of proposals relating to a plan of reorganization (the "Plan") proposed by Capston. The 1997 Special Meeting failed to achieve a quorum of stockholders, but a revised plan of reorganization (the "Revised Plan"), set forth in a Proxy Statement filed April 27, 1998 (the "1998 Proxy Statement"), was approved on March 23, 1999, after several adjournments of the 1998 Special Meeting.

    The 1998 Proxy Statement contemplated Capston pursuing a business combination on behalf of the Company and provided that Sally Fonner and other individuals designated by Capston were to be issued shares of Common Stock as compensation for services rendered in connection with the development of the Plan and the Revised Plan and the management of the Company pending completion of a business combination. The 1998 Proxy Statement further provided that the Company would not be obligated to reimburse Capston for the out-of-pocket expenses incurred by Capston in connection with the filing in Delaware of the Company's Certificate for Renewal and Revival of Charter, the preparation and filing of the Company's reports under the Exchange Act and the investigation of business opportunities on behalf of the Company. However, the 1998 Proxy Statement anticipated that the terms of a business combination transaction might provide for the reimbursement of such expenses. Because Sally Fonner is both the President of WEBCOR ELECTRONICS, INC. and Capston, prior Staff Accounting Bulletins require under generally accepted accounting principles the treatment of debiting Capston's unreimbursed expenses incurred on behalf of the Company with corresponding credit to paid-in capital. Future expenses of Capston or others will be treated this way. These expenses are actual cash expenditures and do not reflect any costs associated with the operation of Capston nor any personnel time or cost.

Note 3.  Name Change, Reverse Split and Increase in Authorized Capital

    On March 31, 1999, the Company filed an amendment to its Certificate of Incorporation that (a) changed the name of the Company from "Webcor Electronics, Inc." to "eNote.Com, Inc." (b) effected a reverse stock split in the ratio of one (1) share of post-consolidation Common Stock for every six and three-quarters (6 3/4) shares of pre-consolidation

Common Stock then issued and outstanding; and (c) increased its authorized capital stock to 25 million shares of Common Stock and 5 million shares of preferred stock.

    The 1998 Proxy Statement provided that no fractional shares of New Common will be issued in connection with the reverse split and all calculations that would result in the issuance of a fractional share will be rounded up to the nearest whole number. In addition, the 1998 Proxy Statement provided that no stockholder who was the beneficial owner of at least 100 shares of Old Common on the date of the Amendment, will receive fewer than 100 shares of the New Common in connection with the implementation of the reverse split and all calculations that would result in the issuance of fewer than 100 shares of New Common to such a stockholder will be rounded up to 100 shares. As a result of the amendment, the 3,476,370 issued and outstanding shares of Old Common will be consolidated into 589,481 shares of New Common.

    The New Common will be listed on the OTC Bulletin Board under the symbol "ENOT" and open for trading on Monday, April 5, 1999. All registered holders of certificates for shares of Old Common will be requested to forward their certificates to the corporation's transfer agent, together with a completed and executed letter of transmittal, in order to receive the shares of New Common to which they are entitled.

Note 4.  Subsequent Events

Acquisition of Subsidiary and Financing

    On April 5, 1999, the Company acquired Navis Technologies, Ltd. ("Navis") in a transaction whereby the stockholders of Navis exchanged all of their Navis stock for 8 million shares of newly issued Common Stock, and Navis became a wholly-owned subsidiary of the Company (the "Navis Transaction"). The number of shares issued by the Company in the Navis Transaction was determined by arms-length negotiation between the parties. Before the Navis Transaction, the Company had no material assets, liabilities or business operations. No relationship existed between the Company and Navis prior to the Navis Transaction. In connection with the Navis Transaction, the Company agreed to issue approximately 540,000 shares of Common Stock to persons designated by Capston, 270,000 shares of Common Stock to legal counsel for the parties and 650,000 shares of Common Stock to certain financial consultants as finders' fees.

    At approximately the same time as the Navis Transaction, the Company entered into a Purchase and Sale Agreement with Friedlander International Limited ("Friedlander") dated April 6, 1999 (the "Friedlander Agreement"), whereby the Company sold 5 million shares of convertible preferred stock, par value $0.01 per share (the "Preferred Stock"), of the Company, and warrants ("Warrants") to purchase 2 million shares of Common Stock to Friedlander for $5 million in cash (the "Friedlander Transaction"). The Preferred Stock has a liquidation preference of $1 per share, or $5 million in the aggregate, and is convertible into Common Stock on a share-for-share basis. The Warrants are exercisable for five years from the date of issuance at a price of $1 per share, and are subject to voluntary redemption by the Company at a redemption premium of $1 per Warrant over the spread between the exercise price of the Warrant and the market price of the Common Stock on the redemption date.

    Taking all of the foregoing into account, there were 10,049,481 shares of Common Stock, 5 million shares of Preferred Stock and 2 million warrants issued and outstanding immediately following the Navis Transaction and the Friedlander Transaction.

    After completion of the Navis Transaction and the Friedlander Transaction, the Company set about to finalize the development and eventually to commence commercialization of a proprietary "TVEmail" technology developed by Navis. The TVEmail system is designed to serve as a low cost internet alternative for customers who desire access to e-mail but wish to avoid the cost and complexity of a personal computer or network computer based system. The TVEmail system is designed to link client servers owned by the Company with inexpensive remote communications interfaces that are connected directly to customers' existing televisions. The in-home equipment includes a communications interface and wireless keyboard which are designed, in tandem with the Company's server system, to give an end-user easy access to e-mail, news and a limited array of online services. The Company expects the TVEmail system to be a low cost alternative to e-mail access via personal computers, network computers or Web TV(TM).

Certain Corrective Actions

        Following the combination with Navis, in the course of preparing the Company's securities reports, management was advised by counsel of a number of potential irregularities in the corporate procedures by which the Revival and certain associated matters were implemented. These matters and the manner in which they were addressed included the following: (i) the procedure by which the Revival was effected was corrected by filing a Certificate of Correction with the Secretary of State of Delaware rendering the earlier filing by the Company null and void and filing a new Certificate of Restoration, Renewal and Revival;
(ii) the procedure by which the Company's name was changed from Webcor Electronics, Inc. was corrected by filing a Corrected Certificate of Amendment to the Company's Certificate of Incorporation to render null and void an earlier amendment relating to such name change and effecting such name change by merging a newly formed wholly-owned subsidiary of the Company with and into the Company with the Company as the surviving corporation in such merger and adopting the name "eNote.com Inc."; and (iii) the procedure by which the Company effected its 1 for 6.75 reverse stock split was corrected by filing a Corrected Certificate of Amendment clarifying that the Company effected a 1 for 12 reverse stock split followed immediately by a stock distribution of ((12/6.75)-1) shares of Common Stock for each 1 share of Common Stock theretofore outstanding, effectively producing a 1 for 6.75 reverse split. As described in the 1998 Proxy Statement, no fractional shares were issued in connection with the reverse split or the stock distribution and the Company did not pay cash in lieu of such shares. Instead, the number of shares issued to shareholders entitled to fractional shares were "rounded up" to the next whole number. In addition, shareholders of record who held at least 100 shares prior to the 1 for 12 reverse stock split were issued no fewer than 100 shares after the 1 for 12 reverse stock split. These procedures resulted in the issuance of approximately 41,978 additional shares of Common Stock by the Company for which the Company received payment of $419.79 from Capston, which the Board of Directors has determined is adequate consideration for the issuance of such shares. The Company believes that the actions described above are an effective and practical way of addressing these matters. Ms. Fonner temporarily assumed the role of Chief Executive Officer of the Company, in order to enable her to take certain actions described above.