Form 10QSB
period 1999-06-30
ENOTE COM INC
filed 1999-11-12
CIK 58636

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For  the  transition  period  from  _____________  to _____________

                          Commission file number 0-7349


                                 eNOTE.COM INC.
       (Exact name of small business issuer as specified in its charter)


       Delaware                                          59-345315
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

                              185 Allen Brook Lane
                            Williston, Vermont 05495
                                 (802) 288-9000
          (Address of principal executive offices, including zip code, and telephone number, including area code)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No |X| .


         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |X| No .

         As of October 31, 1999 the issuer had 10,049,491 shares of Common Stock, par value $0.01 per share, outstanding.

         Transitional Small Business Disclosure Format (check one): Yes |_|
         No |X|
                                 eNOTE.COM INC.

                                   FORM 10-QSB

                                  June 30,1999


                                 C O N T E N T S


PART I. FINANCIAL INFORMATION                                               Page
                                                                            ----
Item 1. Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets at June 30, 1999 and
                    December 31, 1998                                          3

             Condensed Consolidated Statements of Operations for the
                    three and six months ended June 30, 1999 and 1998          4

             Condensed Consolidated Statements of Cash Flows for the
                    six months ended June 30, 1999 and 1998                    5

             Notes to Condensed Consolidated Financial Statements              6


Item 2. Management's Discussion and Analysis or Plan of Operation             12

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    15

Item 2.  Changes in Securities and Use of Proceeds                            15

Item 3.  Defaults Upon Senior Securities                                      15

Item 4.  Submission of Matters to a Vote of Security Holders                  15

Item 5.  Other Information                                                    15

Item 6.  Exhibits and Reports on Form 8-K                                     16

SIGNATURES                                                                    17
                              eNote.com Inc.
                   Condensed Consolidated Balance Sheet


                                                         Dec. 31, 1998   June 30, 1999
                                                        ------------------------------
                                                                          (unaudited)
                    ASSETS
Current Assets
  Cash and cash equivalents                               $        --    $ 3,658,070
  Inventories                                                      --          6,637
  Accounts receivable, net                                     18,158             --
  Other current assets                                             --        107,646
                                                        ------------------------------
Total current assets                                           18,158      3,772,352

Property and equipment, net                                    33,761        258,084
Intangible and other assets, net                                   --        159,613
                                                        ------------------------------
  Total assets                                            $    51,919    $ 4,190,049
                                                        ==============================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
  Accounts payable                                        $    44,113    $   162,599
  Accrued expenses                                             68,368        101,719
  Notes Payable-stockholder                                   147,199         76,163
  Convertible Debentures                                      450,000         80,000
                                                        ------------------------------
  Total current liabilitie                                    709,680        420,481

                                                        ------------------------------
  Total liabilities                                       $   709,680    $   420,481
                                                        ------------------------------

Stockholders' Equity (deficit)
Common Stock, $0.01 par value per share, 25,000,000
  shares authorized, 10,049,491 shares issued
  and outstanding on 6/30/99; and 20,000,000 shares
  authorized and 589,481 shares issued and outstanding
  on 12/31/98                                                      --        100,495
Convertible Preferred Stock, $0.01 par value per share,
  5,000,000 shares authorized, issued and outstanding
  on 6/30/99; and 1,000,000 shares authorized and no
  shares issued or outstanding on 12/31/98                         --         50,000
Common stock warrants                                              --        740,000
Additional paid-in capital                                     56,378      5,969,505
Accumulated deficit                                          (714,139)    (3,090,432)
                                                        ------------------------------
Total stockholders' equity (deficit)                         (657,761)     3,769,568
                                                        ------------------------------

Total liabilities and stockholders' equity                $    51,919    $ 4,190,049
                                                        ==============================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  eNote.com Inc
                 Condensed Consolidated Statement of Operations
                                   (unaudited)

                                             3 mos. Ended   3 mos. Ended   6 mos. Ended   6 mos. Ended
                                             June 30, 1998  June 30,1999   June 30, 1998  June 30,1999
                                             ----------------------------------------------------------
Net revenue                                  $    16,759    $        --    $   201,596             --
                                             ----------------------------------------------------------

Operating expenses:
  Sales and marketing                                 --         71,739             --         72,934
  Product development                                 --        153,869             --        210,533
  General and administrative                     133,298        249,288        295,489        421,262
                                             ----------------------------------------------------------
Total operating expenses                         133,298        474,896        295,489        704,729
                                             ----------------------------------------------------------

Loss from operations                            (116,540)      (474,896)       (93,893)      (704,729)
Interest and other income, net                        --         40,397             --         40,461
Interest expense                                    (303)       (58,325)          (481)       (58,325)
                                             ----------------------------------------------------------

Net loss                                        (116,843)      (492,824)       (94,374)      (722,593)
Preferred stock dividend                              --        740,000             --        740,000
                                             ----------------------------------------------------------
Net loss applicable to common shareholders   $  (116,843)   $(1,232,824)   $   (94,374)   $(1,462,593)
                                             ==========================================================

Net loss per share                           $     (0.20)   $     (0.12)   $     (0.16)   $     (0.27)
                                             ==========================================================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                  eNote.com Inc
                 Condensed Consolidated Statement of Cash Flows
                                   (unaudited)

                                                          6 months Ended  6 months Ended
                                                          June 30, 1998    June 30,1999
                                                          ------------------------------
Cash flows from operating activities:
  Net loss                                                 $   (94,374)   $  (722,593)
  Adjustments to reconcile net loss
  to net cash used in operations:
    Depreciation and amortization                                   --          6,368
    Changes in assets and liabilities:
       Accounts receivable                                    (117,926)        10,274
       Accounts payable                                         32,943        208,341
       Inventory                                                    --         (6,640)
       Other current assets                                         --        (99,760)
                                                          ------------------------------
Net cash used in operating activities                         (179,356)      (604,010)
                                                          ------------------------------

Cash flows from investing activities:
  Purchases of property and equipment                          (17,306)      (294,740)
  Investment in Solutionet                                          --       (250,000)
  Purchases of intangibles                                          --        (95,762)
                                                          ------------------------------
Net cash used in investing activities                          (17,306)      (640,502)
                                                          ------------------------------

Cash flows from financing activities:
  Proceeds from (repayment of) of convertible debentures       144,699       (121,036)
  Issuance of convertible debentures                                --         80,000
  Proceeds from issuance of convertible preferred stock
    and common stock warrants                                       --      5,000,000
                                                          ------------------------------
Net cash provided by financing activities                      144,699      4,958,964
                                                          ------------------------------

Increase/(decrease) in cash and cash equivalents               (51,963)     3,714,452
Cash and cash equivalents at beginning of the period            49,396        (56,382)
                                                          ------------------------------
Cash and cash equivalents at end of period                 $    (2,567)   $ 3,658,070
                                                          ==============================

Supplemental disclosure of noncash financing activities
  Conversion of convertible notes                                   --    $   400,000
  Stock issued to consultants                                       --      1,460,000
                                                          ------------------------------
  Total noncash financing activities                       $        --    $ 1,860,000
                                                          ==============================

Preferred stock dividend                                   $        --    $   740,000
                                                          ==============================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 eNote.com Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1--The Company and Summary of Significant Accounting Policies:

The Company

         eNote.com Inc., formerly Webcor Electronics, Inc. (the "Registrant"), was incorporated on December 3, 1971, under the laws of the State of Delaware. Except where the context indicates otherwise, as used in the financial statements and in these notes, "Company" means the Registrant together with any wholly-owned subsidiaries of the Registrant, except with respect to periods prior to the Navis Transaction (as defined below), for which "Company" means Navis (as defined below). Notwithstanding that elsewhere in this Quarterly Report on Form 10-QSB "Company" simply means the Registrant, together with any wholly-owned subsidiaries of the Registrant, regardless of the time relevant period.

         On February 1, 1989, the Registrant filed a voluntary petition under Chapter 11 of the Bankruptcy Act. The Registrant's bankruptcy case was later voluntarily converted into a case under Chapter 7 of the Bankruptcy Act, and, on November 13, 1996, the Registrant's bankruptcy case was closed. During the bankruptcy, the Registrant had no assets, liabilities, stockholders' equity, revenue or expenses, and, as a result of the bankruptcy, there was no cost assigned to the common stock of the Registrant as of December 31, 1998. Additionally, the Registrant did not file state and federal regulatory and tax filings.

         Acting in its capacity as a stockholder of the Company, and without first receiving any consent, approval or authorization of any officer, director or other stockholder of the Company, Capston Network Company ("Capston") filed a Certificate for Renewal and Revival of Charter with the Secretary of State of the State of Delaware on December 26, 1996 (such filing, the "Revival"). Thereafter, Capston filed a Form 10-K on behalf of the Company for the fiscal years ending March 31, 1989 to and including1996. On or about February 7, 1997, Capston caused the Company to send to its shareholders a Notice of Special Meeting and Proxy Statement describing a number of proposals relating to a plan of reorganization (the "Plan") proposed by Capston. The 1997 Special Meeting failed to achieve a quorum of stockholders, but a revised plan or reorganization (the "Revised Plan"), set forth in a Proxy Statement filed April 27, 1998 (the "1998 Proxy Statement"), was approved on March 23, 1999, after several adjournments of the 1998 Special Meeting.

         The 1998 Proxy Statement contemplated Capston pursuing a business combination on behalf of the Company and provided that Sally Fonner and other individuals designated by Capston were to be issued shares of the Company's common stock, par value $.01 per share (the "Common Stock"), as compensation for services rendered in connection with the development of the Plan and the Revised Plan and the management of the Company pending completion of a business combination. The 1998 Proxy Statement further provided that the Company would not be obligated to reimburse Capston for the out-of-pocket expenses incurred by Capston in connection with the filing in Delaware of the Company's Certificate for Renewal and Revival of Charter, the preparation and filing of the Company's reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"),and the investigation of business opportunities on behalf of the Company. However, the 1998 Proxy Statement anticipated that the terms of a business combination transaction might provide for the reimbursement of such expenses. Because Sally Fonner was the sole director of both the Registrant and Capston at the time such expenses were incurred, prior Staff Accounting Bulletins require under generally accepted accounting principles the treatment of debiting Capston's unreimbursed expenses incurred on behalf of the Company as an increase in paid in capital. These expenses are actual cash expenditures and do not reflect any costs associated with the operation of Capston nor any personnel time or cost.

         On April 5, 1999, the Company acquired Navis Technologies, Ltd. ("Navis") in a transaction whereby the stockholders of Navis exchanged all of their Navis stock for 8 million shares of newly issued Common Stock, and Navis became a wholly-owned subsidiary of the Company (the "Navis Transaction"). The number of shares issued by the Company in the Navis transaction was determined by arms-length negotiation between the parties. Before the Navis Transaction, the Company had no material assets, liabilities or business operations. No relationship existed between the Company and Navis prior to the Navis Transaction. In connection with the Navis Transaction, the Company issued 540,000 shares of Common Stock to persons designated by Capston, 270,000 shares of Common Stock to legal counsel for the parties and 650,000 shares of Common Stock to certain financial consultants as finders' fees. This issuance resulted in a cost of $1,460,000.

         At approximately the same time as the Navis Transaction, the Company entered into a Purchase and Sale Agreement with Freidlander International
Limited ("Friedlander") dated April 6, 1999 (the "Freidlander Agreement"), whereby the Company sold 5 million shares of convertible preferred stock, par value $.01 per share (the "Preferred Stock"), of the Company, and warrants ("Warrants") to purchase 2 million shares of Common Stock to Friedlander for $5 million in cash (the "Friedlander Transaction"). The Preferred Stock has a liquidation preference of $1 per share, or $5 million in the aggregate, and is convertible into Common Stock on a share-for-share basis. Since the Warrants are exercisable immediately, a dividend of $740,000 has been recognized. The warrants were assigned a value of $.37 per share based on a Black Scholes valuation.

         Since (i) at the time of the Navis Transaction, the Registrant had no operations since 1996, (ii) the management of Navis would be the succeeding management of the Registrant after the Navis Transaction and (iii) the stockholders of Navis would control approximately 80% of the voting stock in the Registrant after the Navis Transaction (and approximately 53% following the Friedlander Transaction), the Navis Transaction has been accounted for as a reverse merger and not as a business combination. No goodwill has been recorded in connection with the Navis Transaction. As a result, and since the Navis Transaction and the Friedlander Transaction were substantially interrelated, the costs incurred in connection with the Navis Transaction and the Friedlander Transaction have been accounted for as reductions of additional paid-in-capital.


Name Change, Reverse Split and Increase in Authorized Capital

         On March 31, 1999, the Company filed an amendment to its Certificate of Incorporation that, as corrected, (a) effected a one for 12 reverse stock split of the Common Stock followed immediately by a stock distribution of
((12/6.75)-1) shares of Common Stock for each one share of Common Stock theretofore outstanding, and (b) increased its authorized capital stock to 25 million shares of Common Stock and 5 million shares of preferred stock. On September 3, 1999, the Company changed its name from "Webcor Electronics, Inc." to "eNote.com Inc." in connection with its merger with a newly-formed wholly-owned subsidiary of the Company.

         As described in the Company's Proxy Statement filed April 27, 1998, no fractional shares were issued in connection with the reverse split or the stock distribution and the Company did not pay cash in lieu of such shares. Instead, the number of shares issued to shareholders entitled to fractional shares were "rounded up" to the next whole number. In addition, shareholders of record who held at least 100 shares prior to the one for 12 reverse stock split were issued no fewer than 100 shares after the one for 12 reverse stock split. These procedures resulted in the issuance of approximately 41,978 additional shares of Common Stock by the Company for which the Company received payment of $419.79 from Capston, which the Board of Directors has determined is adequate consideration for the issuance of such shares. As a result of the amendment, the 3,476,370 shares of Common Stock issued and outstanding immediately prior to such amendment were consolidated into 589,481 shares of Common Stock. The post-consolidation Common Stock is listed on the NASD Over The Counter Bulletin Board under the symbol "ENOT."


Basis of presentation

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Article 10 of Regulation S-X of the Securities and Exchange Commission. The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments necessary to achieve a fair statement of the Company's financial position and results for the interim periods presented. All such adjustments are of a normal and recurring nature. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 1999.


Principles of consolidation

         The condensed consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.


Change in year end

         The Company has determined to adopt the fiscal year of Navis and, accordingly, is changing its fiscal year end from March 31 to December 31. As a result, this Quarterly Report on Form 10-QSB reflects the Company's results for the three and six months ended June 30, 1999 and 1998, and the Company will file an Annual Report on Form 10-KSB for the year ending December 31, 1999.


Revenue recognition

         The Company is in the development stage of its product TVEmail. The Company expects to launch its product late in the fourth quarter of 1999 with widespread deployment commencing in the first quarter of 2000. The Company had no revenue in the quarter ended June 30, 1999. Navis was engaged in the sale of electronic devices from its inception until its development of the TVEmail product. As a result, the Company is not considered to be a development stage enterprise.

Fair value of financial instruments

         The Company's financial instruments, including cash, cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.


Property and equipment

         Property and equipment are stated at historical cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, generally five years or less for equipment and furniture, and the lease term for building improvements.


Reverse Merger

         As described above, at the time of the Navis Transaction the Registrant had had no operations since 1996, the management of Navis became the succeeding management of the Registrant after the Navis Transaction and the former stockholders of Navis owned approximately 80% of the outstanding voting power of the Registrant immediately following the Navis Transaction (and approximately 53% following the Friedlander Transaction). Accordingly, the transaction has been accounted for as a reverse merger under generally accepted accounting principles. As a result, Navis is considered to be the acquiring entity and the Registrant the acquired entity for accounting purposes, even though the Registrant is the acquirer for legal purposes. As a result of this reverse merger accounting treatment, (i) the historic financial statements of the Company for the periods prior to the date of purchase are no longer the historic financial statements of the Registrant, and therefore, are no longer presented;
(ii) the historical financial statements of the Company for periods prior to the date of purchase are now those of Navis; and (iii) all reference to the financial statements of the "Company" apply to the historic financial statements of Navis prior to, and the Company subsequent to, the date of the Navis Transaction.


Product Development Costs

         The Company's development of TVEmail includes the development of internal software as well as the purchase of software from third parties. Costs of purchased third party software are capitalized. All costs in the software development process which are classified as research and development are expensed as incurred.


Use of Estimates

         The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from these estimates.


Stock-Based Compensation

         During the first six months of 1999, the Company adopted SFAS No. 123, "Accounting for Stock-based Compensation." The Company has established a stock-option plan which has been approved by the Board of Directors. The plan provides for the grant of (i) non-qualified stock options, (ii) incentive stock options, (iii) shares of restricted stock, (iv) shares of phantom stock, and

(v) stock bonuses (collectively "Incentive Awards"). In addition, the Incentive Stock Plan permits the grant of cash bonuses payable when a participant is required to recognize income for federal income tax purposes in connection with the vesting of shares of restricted stock or the grant of a stock bonus. Full-time employees of the Company and its subsidiaries, including officers and directors, will be eligible to participate in the Incentive Stock Plan. The Incentive Stock Plan is administered by a Compensation Committee of the Board of Directors (the "Committee"), which will consist of two or more directors, each of whom shall be a "disinterested person" within the meaning of Rule 16b-3 (c )
(2) under Section 16 of the Exchange Act. The Committee will determine which employees receive grants of Incentive Awards, the type of Incentive Awards and bonuses granted and the number of shares subject to each Incentive Award. The Incentive Stock Plan does not prescribe any specific factors to be considered by the Committee in determining who is to receive Incentive Awards and the amount of such awards. The total number of shares available for grants cannot exceed 1% of the total number of shares that were outstanding immediately following the Navis Transaction. The Company has not issued any grants under its stock plan.


Employee Benefit Plans

         On July 19, 1999 the Board of Directors approved the Company's 401K plan. The plan was established for the purpose of providing retirement benefits to eligible employees in accordance with the plan and to enable employees to supplement their retirement by election to have the employer contribute amounts to the plan in lieu of payments to such employee in cash. The plan is intended to satisfy the provisions of section 401(k) of the Internal Revenue Code of 1986, as amended. At this time the plan is funded solely by employee contributions.



Note 2--Net Loss Per Common Share:

         As required, the Company adopted SFAS No. 128, "Earnings per Share," for the year ended December 31, 1997. SFAS No. 128 changes the method used to calculate earnings per share and requires the restatement of all prior periods. Under SFAS No. 128, the Company is required to present basic and diluted earnings per share if applicable. Basic earnings per share is based on weighted average number of shares outstanding during the period. Diluted earnings per share includes the weighted average number of shares outstanding and gives effect to potentially dilutive common shares such as options, warrants and convertible debt and preferred stock outstanding.

         Net loss per common share for the three and six months ended June 30, 1998 and 1999 is based on the weighted average number of shares of common stock outstanding during the periods. Potentially dilutive securities include options, warrants and convertible preferred stock; however, such securities have not been included in the calculations of the net loss per common share as their effect is antidilutive where, as here, there is a loss rather than earnings. Therefore, there is no difference between the basic and diluted net loss per common share for any of the periods presented.

         Although, pursuant to the reverse merger accounting treatment of the Navis Transaction, the Company's historical financial statements are now those of Navis rather than the Registrant, the Company's historical equity, and thus the number of shares used in calculating net loss per common share, is still that of the Registrant (as adjusted for the reverse split and Common Stock distribution). The Company's net loss per common share has been calculated in accordance with generally accepted accounting principals but is not necessarily a reliable measure of the Company's results.

         The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

                                               three months      three months        six months ended   six months
                                               ended June 30,    ended June 30,      June 30, 1998      ended June 30,
                                               1998              1999                                   1999
Numerator for basic net loss per share - Net
(loss) applicable to common shareholders       $(116,843)        $(1,232,824)        $(94,374)          $(1,462,593)
Denominator for basic net loss per share -
weighted average shares                        589,481           10,049,491          589,481            5,319,315
Basic and diluted net (loss) per share         $ (0.20)          $ (0.12)            $(0.16)            $(0.27)

Note 3--Income Taxes:

         In connection with the Company's acquisition of Navis, Navis's status as an S Corporation was terminated, and Navis became subject to federal and state income taxes. No deferred tax benefit has been provided for due to the uncertainty of future earnings.

Note 4--Borrowings:

Notes Payable

         Notes payable consists of amounts payable to various individuals and a current shareholder (and president) of the Company, which are unsecured.

                                                              December 31, 1998       June 30, 1999
                                                              -----------------       -------------
Unsecured Stockholder loans, 12% interest                     $ 147,199               $ 76,163
Convertible   Debentures,   12%   interest,
$1/share conversion rate                                        450,000                     --
Convertible   Debentures,   12%   interest,
$3/share conversion rate                                             --                 80,000
                                                              ---------------------------------
Total                                                         $ 597,199               $156,163


Note 5--Leasing Arrangements:

         The Company leases certain land, buildings and equipment. These leases are classified as operating leases that expire at various times between 2000 and 2003. Certain of these leases contain renewal options and have escalation clauses tied to changes in the Consumer Price Index. Under the terms of the leases, the Company is generally responsible for the payment of property taxes, insurance and maintenance costs related to the leased property.

         On May 31, 1999 the Company entered into a 5-year lease on its current corporate offices with Airmouse House Partnership, Ltd. The president of the Company is the General partner in Airmouse House and as such, makes the partnership a related party, however, the terms of the lease are not more favorable than would be obtainable by the Company in an arms length transaction with an unaffiliated third party.

         The following is a schedule by year of minimum future rental expense (net of sublease income) on noncancellable operating leases as of June 30, 1999:

Year-ending December 31,
         2000                                     $84,142
         2001                                      88,529
         2002                                      97,365
         2003                                     100,000
         Thereafter                                16,667
                                                ---------
         Total minimum future rentals           $ 386,703


Note 6--Subsequent Events

         Subsequent to the close of the quarter, the Company acquired the assets of WebATM from Gary Cronin, an employee of the Company, for $100,000 cash. See the Company's Annual Report on Form 10-KSB for the year ended March 31, 1999, under the caption "Description of Business--Acquisition of Assets." The Company also entered into an agreement to purchase 55% of Solutionet for $250,000 in cash, subject to certain closing requirements. See the Company's Annual Report on Form 10-KSB for the year ended March 31, 1999, under the caption "Description of Business--Acquisition of Assets." The closing requirements have since been fulfilled, and the Solutionet transaction closed on October 18, 1999.

         Item 2.  Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

         When used in this report, press releases and elsewhere by eNote.com Inc. (the "Company") and its management from time to time, the words "believes," "anticipates," "intends" and "expects" and similar expressions are intended to identify forward-looking statements that involve a number of risks and uncertainties. Additionally, statements contained in this discussion that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, including statements regarding expectations, beliefs, intentions or strategies regarding the future. The Company intends that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance, but are subject to many risks and uncertainties, which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially or adversely include, without limitation, any inability or delay in the development or manufacture of the Company's TVEmail system, including the in-home TVEmail terminals (the "Client Hardware"), the Company's proprietary back-end server systems (the "ServerSystems") and the graphical user interface ("GUI"), as well as the other risks described in the Company's Annual Report on Form 10-KSB under the caption "Management's Discussion and Analysis or Plan of Operation--Certain Trends and Uncertainties." (a copy of which description is filed as an exhibit to this Quarterly Report on Form 10-QSB) The Company does not undertake to update forward-looking statements.

Plan of Operation

         As a result of the Company's case under the Bankruptcy Act, which was closed on November 13, 1996, (the "Bankruptcy"), as of December 31, 1998, the Company had no assets, liabilities, or ongoing operations and had not engaged in any business activities since February 1990. The Company had no operations during the year ended December 31, 1998 and no material assets or liabilities as of December 31, 1998.

         In a transaction consummated as of April 5, 1999, the Company acquired all of the capital stock of Navis Technologies, Ltd. ("Navis") in exchange for 8 million shares of the Company's common stock, par value $.01 per share ("Common Stock"). In a transaction consummated as of April 6, 1999, the Company raised $5 million in gross proceeds through the sale to Friedlander International Limited ("Friedlander") of 5 million shares of convertible preferred stock, par value $.01 per share ("Preferred Stock"), and warrants ("Warrants") to purchase 2 million shares of Common Stock.

         The Company raised $5 million as of April 6, 1999, and otherwise has no capital resources. The Company intends to use this capital to finalize its development of the Client Hardware, to install ServerSystems to run the TVEmail network, to complete the GUI, to perform marketing studies and to produce the pilot production runs for TVEmail. The Company expects to complete such endeavors in the fourth quarter of 1999 and believes that the $5 million will satisfy its cash requirements to do so. However, in order for the Company to begin mass production of the Client Hardware or to initiate sales and marketing efforts relating to the TVEmail service, the Company anticipates it will have to raise substantial additional funding through either debt or equity financing in the fourth quarter of 1999. If the Company cannot raise such funds, its business may be materially and adversely affected.

         The TVEmail system is comprised of two principal elements: the Client Hardware; and the ServerSystems. The Company has completed the initial design and "proof of concept" phases on both the Client Hardware and the ServerSystems and is now performing value engineering on the Client Hardware. Beta versions of the Client Hardware became available for pilot deployment in the third quarter of 1999. The Company commenced initial pilot production in November 1999, and, depending on the success of the Company's field trials and financing efforts, the Company may commence full scale commercial deployment of the TVEmail system as early as the fourth quarter of 1999. However, such schedule is subject to many risks and uncertainties, including those set forth in the Company's Annual Report on Form 10-KSB under the caption "Management's Discussion and Analysis--Certain Trends and Uncertainties," and the Company's progress towards commercial deployment of the TVEmail system may be made at a significantly slower rate, through different avenues, or not at all.

         During the next twelve months, the Company expects its research and development efforts to be focused on the final development and production of version 1 of the TVEmail device and further research and development for version 2 of the TVEmail device. The Company spent approximately $211,000 on research and development in the first six months of 1999 and expects to spend an aggregate of approximately $1.3 million on research and development in the next twelve months, however, there can be no assurance that unanticipated technical obstacles, lack of funds, changes in strategy or other factors will not cause actual research and development expenses to differ materially from the Company's expectations.

         The Company purchased approximately $133,000 of computer equipment, lab equipment and development tools in the first six months of 1999 and plans to purchase approximately $400,000 to $500,000 in computer equipment, lab equipment and development tools over the next twelve months. These capital outlays could be substantially greater, if the Company decides to handle certain functions, such as manufacturing, marketing or customer service in-house as opposed to contracting them out.

         As of October 31, 1999, the Company had 21 full-time employees (including its executive officers) and two part-time employees. Within the next twelve months, the Company expects to hire approximately 20 additional employees in engineering, product development and customer service. The number of hires may increase substantially if the Company decides to handle certain functions, such as manufacturing, marketing or customer service in-house. The Company has not yet decided whether it will seek to establish the internal resources necessary for any of such functions, and the necessity for such functions can only be assessed once the TVEmail system is ready for mass production, if ever.

         While the Company currently plans to begin its sales of its TVEmail device and its internet service in the fourth quarter of 1999, there can be no assurance that difficulties in research and development, network development, manufacturing or financing, or other factors will not delay the launch date or prevent such launch altogether.

Management's Discussion and Analysis

         For the three and six months ended June 30, 1998, Navis received revenues totaling approximately $17,000 and $202,000, respectively, for sales on certain chips, advanced remote control units and wireless keyboards, and from contract engineering and consulting work in the field of network computer ("NC") input devices and wireless communications. During the three and six months ended June 30, 1999, the Navis received no revenues, as it had discontinued its NC-related sales and contract engineering and consulting work in order to focus exclusively on developing TVEmail.

         The Company's expenses increased from approximately 133,000 and 295,000, respectively, for the three and six months ended June 30, 1998 to approximately 475,000 and 705,000, respectively, for the analogous periods in 1999, due to the initiation of development efforts relating to the TVEmail systems, which increases were partially offset by the Company's discontinuation of NC-related sales, contract engineering and consulting.

         The Company has had no revenues in 1999 and there can be no assurance that the Company will have significant revenues, if any, in the near future, or ever. As of June 30, 1999, the Company had approximately $3.7 million in cash and cash equivalents. If the Company continues to use its cash reserves at its current rate of approximately $200,000 per month without obtaining financing, the Company will run out of money around March of 2000. Insufficient funds may require the Company: to delay, scale back or eliminate some or all of its research and product development programs; to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself; to sell itself to a third party; to cease operations; or to declare bankruptcy. There can be no assurance that the Company will not engage in additional or alternate development or other activities that may cause the company to use up its cash at a faster rate than currently planned, or that the Company will be able to obtain adequate financing when needed or on terms acceptable to the Company.

                            Part II Other Information


         Item 1.  Legal Proceedings

         Not applicable.


         Item 2.  Changes in Securities and Use of Proceeds

         On May 3, 1999, Navis sold $50,000 and $30,000 principal amount of 1 Year 12% Convertible Debentures (the "New 12% Debentures") to Robert Corvino and Lance Murdock, respectively, for face value. The New 12% Debentures are convertible, at any time prior to maturity, into Common Stock at a conversion price of $3.00 per share. On April 5, 1999, the Company issued an aggregate of 8 million shares of Common Stock to the former security holders of Navis, including to the holders of certain notes and debentures that were converted into Common Stock in accordance with their terms, in connection with the Navis Transaction. On April 6, 1999, the Company issued 5 million shares of Preferred Stock and Warrants to purchase an aggregate of 2 million shares of Common Stock to Friedlander for an aggregate of $5 million. The Preferred Stock and the Warrant are convertible into and exerciseable for shares of Common Stock, respectively, at a price of $1.00 per share. The New 12% Debentures, Common Stock, Preferred Stock and Warrants were issued in transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.



         Item 3.  Defaults Upon Senior Securities

         Not applicable



         Item 4.  Submission of Maters to a Vote of Security Holders

         Not applicable.




         Item 5.  Other Information

         Not applicable.

         Item 6.  Exhibits and Reports on form 8-K



(a)      Exhibits:

                                  EXHIBIT TABLE

         Exhibit                                          Description
           No.

      4.1   Certificate of Powers,  Designations,  Preferences and Rights of the
            Convertible  Preferred  Stock,  par  value  $.01 per  share,  of the
            Company.*
      4.2   Common  Stock  Purchase  Warrant  dated  April 6, 1999  between  the
            Company and Friedlander International Limited.*
      4.3   1-Year 12 Percent Convertible  Debenture due May 3, 2000 of Navis in
            principal amount of $30,000.
      4.4   1-Year 12 Percent Convertible  Debenture due May 3, 2000 of Navis in
            principal amount of $50,000.
      10.1  Reorganization Agreement, dated April 5, 1999, between and among the
            Company,  Navis Technologies  Limited, and the stockholders of Navis
            Technologies Limited.*
      10.2  Purchase  and Sale  Agreement,  dated  April 6,  1999,  between  the
            Company and Friedlander International Limited.*
      27    Financial Data Schedule
      99    "Certain Trends and Uncertainties" excerpt from the Company's Annual
            Report on Form 10-KSB for the fiscal year ended March 31, 1999.
      ----------------

         * Previously filed with, and incorporated by reference to, the Company's Current Report on Form 8-K filed April 20, 1999.

(b)    Reports on Form 8-K.

         1) On April 5, 1999, the Company filed a Report on Form 8-K dated as of March 31, 1999 reporting under Items 5 and 7 that the Company changed its name, executed a reverse stock split and increased its authorized capital.

         2) On April 20, 1999, the Company filed a Report on Form 8-K dated as of April 5, 1999 reporting under Items 1,2,5,6 and7 that the Company consummated the Navis Transaction and the Friedlander Transaction.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



      November 12, 1999                      eNOTE.COM INC.


                                             By:    John R. Varsames
                                                  ------------------------------
                                             Name:  John R. Varsames, President
                                                    and Chief Executive Officer