Form 10QSB
period 1999-09-30
ENOTE COM INC
filed 1999-11-15
CIK 58636

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1999

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



         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X .


         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No .

         As of October 31, 1999 the issuer had 10,049,491 shares of Common Stock, par value $0.01 per share, outstanding.

         Transitional Small Business Disclosure Format (check one): Yes |_|
No |X|
                                 eNOTE.COM INC.

                                   FORM 10-QSB

                                September 30,1999


                                 C O N T E N T S


PART I. FINANCIAL INFORMATION                                               Page
                                                                            ----
Item 1. Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets at September 30, 1999
                    and December 31, 1998                                      3

             Condensed Consolidated Statements of Operations for the three
                    and nine months ended September 30, 1999 and 1998          4

             Condensed Consolidated Statements of Cash Flows for the
                    nine months ended September 30, 1999 and 1998              5

             Notes to Condensed Consolidated Financial Statements              6


Item 2.  Management's Discussion and Analysis or Plan of Operation            12

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    15

Item 2.  Changes in Securities and Use of Proceeds                            15

Item 3.  Defaults Upon Senior Securities                                      15

Item 4.  Submission of Matters to a Vote of Security Holders                  15

Item 5.  Other Information                                                    15

Item 6.  Exhibits and Reports on Form 8-K                                     15

SIGNATURES                                                                    17
                                 eNote.com Inc.
                      Condensed Consolidated Balance Sheet
                               September 30, 1999


                                                                             December 31, 1998    September 30, 1999
                                                                             ---------------------------------------
                                                                                                      (unaudited)
                                     ASSETS
Current Assets
  Cash and cash equivalents                                                  $        --                $ 1,574,083
  Inventories                                                                         --                    826,448
  Accounts receivable, net                                                        18,158                         --
  Due from Capston                                                                    --                    150,000
  Due from Airmouse House                                                             --                      7,885
  Other current assets                                                                --                    143,535
                                                                             ---------------------------------------
Total current assets                                                              18,158                  2,701,951

Property and equipment, net                                                       33,761                    488,673
Deposit on Solutionet                                                                 --                    250,000
Intangible and other assets, net                                                      --                    118,611
                                                                             ---------------------------------------
  Total assets                                                               $    51,919                $ 3,559,235
                                                                             ======================================


                 LIABILITIES AND STOCKHOLDERS' EQUITY (Deficit)
Current liabilities
  Accounts payable                                                           $    44,113                $   318,342
  Accrued expenses                                                                68,368                     17,133
  Notes Payable-stockholder                                                      147,199                     76,163
  Convertible Debentures                                                         450,000                     80,000
                                                                             ---------------------------------------
  Total current liabilities                                                      709,680                    491,638

                                                                             ---------------------------------------
  Total liabilities                                                          $   709,680                $   491,638
                                                                             ---------------------------------------

Stockholders' Equity (deficit)
Common stock, $0.01 par value,  25,000,000 shares
  authorized, 10,049,491 issued and outstanding on 9/30/99; and 20,000,000
  shares authorized, 589,481 shares issued and outstanding on 12/31/98                --                    100,495
Convertible Preferred Stock, $0.01 par value, 5,000,000
  shares authorized, issued and outstanding on 9/30/99; and 1,000,000
  shares authorized and no shares issued and outstanding on 12/31/98                  --                     50,000
Common stock warrants                                                                 --                    740,000
Additional paid-in capital                                                        56,378                  5,969,505
Accumulated deficit                                                             (714,139)                (3,752,403)
                                                                             ---------------------------------------
Total stockholders' equity (deficit)                                            (657,761)                 3,107,597
                                                                             ---------------------------------------

Total liabilities and stockholders' equity (deficit)                         $    51,919                $ 3,599,235
                                                                             ======================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 eNote.com Inc.
                 Condensed Consolidated Statement of Operations
                                   (unaudited)


                                          3 months Ended          3 months Ended          9 months Ended       9 months Ended
                                         September 30, 1998      September 30, 1999      September 30, 1998   September 30, 1999
                                         ---------------------------------------------------------------------------------------
Net revenue                                     $    16,173             $        --              $   217,769        $        --
                                         ---------------------------------------------------------------------------------------
Operating expenses:
  Sales and marketing                                 5,468                  40,898                    5,468            112,680
  Product development                                    --                 188,179                       --            397,827
  General and administrative                        304,274                 460,973                  599,764          1,098,126
                                         ---------------------------------------------------------------------------------------
Total operating expenses                            309,742                 690,050                  605,232          1,608,633
                                         ---------------------------------------------------------------------------------------

Loss from operations                               (293,569)               (690,050)                (387,463)        (1,608,633)
Interest and other income, net                          963                  32,723                      963             73,184
Interest expense                                        175                   4,685                      656             63,010
                                         ---------------------------------------------------------------------------------------

Net loss                                           (292,782)               (662,012)                (387,157)        (1,598,459)
Preferred stock dividend                                 --                      --                       --            740,000
                                         ---------------------------------------------------------------------------------------
Net loss applicable to common shareholders      $  (292,782)            $  (662,012)             $  (387,157)       $(2,338,459)
                                         =======================================================================================
Net loss per share                              $     (0.50)            $     (0.07)             $     (0.66)       $     (0.34)
                                         =======================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 eNote.com Inc.
                 Condensed Consolidated Statement of Cash Flows
                                   (unaudited)


                                                           9 months Ended     9 months Ended
                                                          September 30,1998  September 30,1999
                                                          ------------------------------------
Cash flows from operating activities:
  Net loss                                                $  (387,157)       $(1,598,459)
  Adjustments to reconcile net loss
  to net cash used in operating activities:
    Depreciation and amortization                                  --             25,333
    Changes in assets and liabilities:
      Accounts receivable                                    (117,925)            18,158
      Due from Capston                                       (150,000)
      Due from Airmouse House                                  (7,885)
      Accounts payable                                         (1,321)           274,229
      Notes payable -stockholder                                   --            (71,036)
      Inventory                                                    --           (826,448)
      Other current assets                                         --            (93,535)
                                                          ------------------------------------
Net cash used in operating activities                        (506,403)        (2,429,643)
                                                          ------------------------------------

Cash flows from investing activities:
  Purchases of property and equipment                         (20,597)          (480,245)
  Investment in WebATM                                             --            (50,000)
  Deposit for purchase of Solutionet                               --           (250,000)
  Purchases of intangibles                                         --           (118,611)
                                                          ------------------------------------
Net cash used in investing activities                         (20,597)          (898,856)
                                                          ------------------------------------

Cash flows from financing activities:
  Proceeds from (repayment of) convertible debentures         594,699           (121,036)
  Issuance of convertible debentures                               --             80,000
  Proceeds from issuance of convertible preferred stock
  and common stock warrants                                        --          5,000,000
                                                          ------------------------------------
Net cash provided by financing activities                     594,699          4,958,964
                                                          ------------------------------------

Increase/(decrease) in cash and cash equivalents               67,700          1,630,465
Cash and cash equivalents at beginning of the period           49,396            (56,382)
                                                          ------------------------------------
Cash and cash equivalents at end of period                $   117,096        $ 1,574,083
                                                          ====================================

Supplemental disclosure of noncash financing activities
  Conversion of convertible notes                         $        --        $   400,000
  Stock issued to consultants                                      --          1,460,000
                                                          ------------------------------------
  Total noncash financing activities                      $        --        $ 1,860,000
                                                          ====================================

Preferred stock dividend                                  $        --        $   740,000
                                                          ====================================

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

         The 1998 Proxy Statement contemplated Capston pursuing a business combination on behalf of the Company and provided that Sally Fonner and other individuals designated by Capston were to be issued shares of the Company's common stock, par value $.01 per share (the "Common Stock"), as compensation for services rendered in connection with the development of the Plan and the Revised Plan and the management of the Company pending completion of a business combination. The 1998 Proxy Statement further provided that the Company would not be obligated to reimburse Capston for the out-of-pocket expenses incurred by Capston in connection with the filing in Delaware of the Company's Certificate for Renewal and Revival of Charter, the preparation and filing of the Company's reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"),and the investigation of business opportunities on behalf of the Company. However, the 1998 Proxy Statement anticipated that the terms of a business combination transaction might provide for the reimbursement of such expenses. Because Sally Fonner was the sole director of both the Registrant and Capston at the time such expenses were incurred, prior Staff Accounting Bulletins require under generally accepted accounting principles the treatment of debiting Capston's unreimbursed expenses incurred on behalf of the Company as an increase in paid-in capital. These expenses are actual cash expenditures and do not reflect any costs associated with the operation of Capston nor any personnel time or cost.

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

Principles of consolidation

         The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Change in year end

         The Company has determined to adopt the fiscal year of Navis and, accordingly, is changing its fiscal year end from March 31 to December 31. As a result, this Quarterly Report on Form 10-QSB reflects the Company's results for the three and nine months ended September 30, 1999 and 1998, and the Company will file an Annual Report on Form 10-KSB for the year ending December 31, 1999.

Revenue recognition

         The Company is in the development stage of its product TVEmail. The Company expects to launch its product late in the fourth quarter of 1999 with widespread deployment commencing in the first quarter of 2000. The Company had no revenue in the quarter ended September 30, 1999. Navis was engaged in the sale of electronic devices from its inception until its development of the TVEmail product. As a result, the Company is not considered to be a development stage enterprise.

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

Stock-Based Compensation

         During the first nine months of 1999, the Company adopted SFAS No. 123, "Accounting for Stock-based Compensation." The Company has established a stock-option plan which has been approved by the Board of Directors. The plan provides for the grant of (i) non-qualified stock options, (ii) incentive stock options, (iii) shares of restricted stock, (iv) shares of phantom stock, and

(v) stock bonuses (collectively "Incentive Awards"). In addition, the Incentive Stock Plan permits the grant of cash bonuses payable when a participant is required to recognize income for federal income tax purposes in connection with the vesting of shares of restricted stock or the grant of a stock bonus. Full-time employees of the Company and its subsidiaries, including officers and directors, will be eligible to participate in the Incentive Stock Plan. The Incentive Stock Plan is administered by a Compensation Committee of the Board of Directors (the "Committee"), which will consist of two or more directors, each of whom shall be a "disinterested person" within the meaning of Rule 16b-3 (c )
(2) under Section 16 of the Exchange Act. The Committee will determine which employees receive grants of Incentive Awards, the type of Incentive Awards and bonuses granted and the number of shares subject to each Incentive Award. The Incentive Stock Plan does not prescribe any specific factors to be considered by the Committee in determining who is to receive Incentive Awards and the amount of such awards. The total number of shares available for grants cannot exceed 1% of the total number of shares that were outstanding immediately following the Navis Transaction. The Company has not issued any grants under its stock plan.

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

         Net loss per common share for the three and nine months ended September 30, 1998 and 1999 is based on the weighted average number of shares of common stock outstanding during the periods. Potentially dilutive securities include options, warrants and convertible preferred stock; however, such securities have not been included in the calculations of the net loss per common share as their effect is antidilutive where, as here, there is a loss rather than earnings. Therefore, there is no difference between the basic and diluted net loss per common share for any of the periods presented.

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

         The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

                                 three months ended     three months ended     nine months ended         nine months ended
                                 September 30, 1998     September 30, 1999     September 30, 1998        September 30, 1999
Numerator for basic net loss
per share - Net (loss)
applicable to common
shareholders                     $(292,782)             $(662,012)             $(387,157)                $(2,338,459)
Denominator for basic net loss
per share - weighted average
shares                           589,481                10,049,491             589,481                   6,896,153
Basic and diluted net (loss)
per share                        $(0.50)                $(0.07)                $(0.66)                   $(0.34)


Note 3--Income Taxes:

         In connection with the Company's acquisition of Navis, Navis's status as an S Corporation was terminated, and Navis became subject to federal and state income taxes. No deferred tax benefit has been provided for due to the uncertainty of future earnings.

Note 4--Borrowings:

Notes Payable

         Notes payable consists of amounts payable to various individuals and a current shareholder (and president) of the Company, which are unsecured.

                                               December 31, 1998       September 30, 1999
Unsecured Stockholder loans, 12% interest         $ 147,199               $  76,163
Convertible   Debentures,   12%   interest,
  $1/share conversion rate                          450,000                      --
Convertible  Debentures,   12%   interest,
  $3/share conversion rate                               --                  80,000
                                                  ---------               ---------
Total                                             $ 597,199               $ 156,163

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

         The following is a schedule by year of minimum future rental expense (net of sublease income) on noncancellable operating leases as of September 30, 1999:

Year-ending December 31,
         2000                                          $  48,480
         2001                                             88,529
         2002                                             97,365
         2003                                            100,000
         Thereafter                                       16,667
                                                       ---------
         Total minimum future rentals                  $ 351,041

Note 6--Subsequent Events

         Subsequent to the close of the quarter, the closing requirements for the Company's agreement to purchase 55% of Solutionet have been fulfilled, and the Solutionet transaction closed on October 18, 1999. For a description of the Solutionet transaction, see the Company's Annual Report on Form 10-KSB for the year ended March 31, 1999, under the caption "Description of Business--Acquisition of Assets."

         Item 2.  Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

         When used in this report, press releases and elsewhere by eNote.com Inc. (the "Company") and its management from time to time, the words "believes," "anticipates," "intends" and "expects" and similar expressions are intended to identify forward-looking statements that involve a number of risks and uncertainties. Additionally, statements contained in this discussion that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, including statements regarding expectations, beliefs, intentions or strategies regarding the future. The Company intends that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance, but are subject to many risks and uncertainties, which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially or adversely include, without limitation, any inability or delay in the development or manufacture of the Company's TVEmail system, including the in-home TVEmail terminals (the "Client Hardware"), the Company's proprietary back-end server systems (the "ServerSystems") and the graphical user interface ("GUI"), as well as the other risks described under the caption "Management's Discussion and Analysis or Plan of Operation--Certain Trends and Uncertainties" in the Company's Annual Report on Form 10-KSB (a copy of which description is filed as an exhibit to this Quarterly Report on Form 10-QSB). The Company does not undertake to update forward-looking statements.

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

         During the next twelve months, the Company expects its research and development efforts to be focused on the final development and production of version 1 of the TVEmail device and further research and development for version 2 of the TVEmail device. The Company spent approximately $400,000 on research and development in the first nine months of 1999 and expects to spend an aggregate of approximately $1.3 million on research and development in the next twelve months, however, there can be no assurance that unanticipated technical obstacles, lack of funds, changes in strategy or other factors will not cause actual research and development expenses to differ materially from the Company's expectations.

         The Company purchased approximately $229,000 of computer equipment, lab equipment and development tools in the first nine months of 1999 and plans to purchase approximately $400,000 to $500,000 in computer equipment, lab equipment and development tools over the next twelve months. These capital outlays could be substantially greater, if the Company decides to handle certain functions, such as manufacturing, marketing or customer service in-house as opposed to contracting them out.

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

Management's Discussion and Analysis

         For the three and nine months ended September 30, 1998, Navis received revenues totaling approximately $16,000 and $218,000, respectively, for sales on certain chips, advanced remote control units and wireless keyboards, and from contract engineering and consulting work in the field of network computer ("NC") input devices and wireless communications. During the three and nine months ended September 30, 1999, the Company received no revenues, as it had discontinued its NC-related sales and contract engineering and consulting work in order to focus exclusively on developing TVEmail.

         The Company's expenses increased from approximately $310,000 and $605,000, respectively, for the three and nine months ended September 30, 1998 to approximately $691,000 and $1,608,633, respectively, for the analogous periods in 1999, due to the initiation of development efforts relating to the TVEmail systems, which increases were partially offset by the Company's discontinuation of NC-related sales, contract engineering and consulting.

         The Company has had no revenues in 1999 and there can be no assurance that the Company will have significant revenues, if any, in the near future, or ever. As of September 30, 1999, the Company had approximately $1.6 million in cash and cash equivalents. If the Company continues to use its cash reserves at its current rate of approximately $200,000 per month without obtaining financing, the Company will run out of money around March of 2000. Insufficient funds may require the Company: to delay, scale back or eliminate some or all of its research and product development programs; to license third parties to commercialize products or technologies that the Company would otherwise seek to develop itself; to sell itself to a third party; to cease operations; or to declare bankruptcy. There can be no assurance that the Company will not engage in additional or alternate development or other activities that may cause the company to use up its cash at a faster rate than currently planned, or that the Company will be able to obtain adequate financing when needed or on terms acceptable to the Company.

                            Part II Other Information



         Item 1.  Legal Proceedings

         Not applicable.



         Item 2.  Changes in Securities and Use of Proceeds

         Not applicable



         Item 3.  Defaults Upon Senior Securities

         Not applicable



         Item 4.  Submission of Maters to a Vote of Security Holders

         Not applicable.



         Item 5.  Other Information

         Not applicable.



         Item 6.  Exhibits and Reports on form 8-K



(a)      Exhibits:

                                  EXHIBIT TABLE

         Exhibit            Description
           No.              -----------

           27      Financial Data Schedule

           99 " Certain Trends and Uncertainties" excerpt from the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999.

 (b) Reports on Form 8-K.

         None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



      November 12, 1999                       eNOTE.COM INC.


                                              By: /s/ John R. Varsames
                                                  ------------------------------
                                              Name: John R. Varsames, President
                                                    and Chief Executive Officer