Form 10KSB
period 1999-12-31
ENOTE COM INC
filed 2000-04-28
CIK 58636

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31 1999.

/_/ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.

                          Commission File Number 0-7349

                                 eNote.com Inc.
                 (Name of small business issuer in its charter)

Delaware                                       59-345315
(State or other jurisdiction of incorporation (IRS Employer Identification No.) or organization)

185 Allen Brook Lane, Williston, Vermont                        05495
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number:                                   (802) 288-9000

Securities registered under Section 12(b) of the Exchange Act:

TITLE OF CLASSES                       NAME OF EACH EXCHANGE ON WHICH REGISTERED
----------------                       -----------------------------------------

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

     Yes /X/          No / /

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

     The issuer's revenues for its most recent fiscal year were $0.

     As of March 31, 2000, the Issuer had 10,049,481 shares of Common Stock, $.01 par value, outstanding. On that date, the aggregate market value of the Common Stock held by non-affiliates of the Issuer was $17,512,543 (based on the average of the reported high and low sales prices on the OTC Bulletin Board-Registered Trademark- on such date).

                       DOCUMENTS INCORPORATED BY REFERENCE

     Transitional Small Business Disclosure Format (check one):
         Yes / /           No /X/

                                     PART I

     Our results can materially differ from those forecasted or expressed in the forward-looking statements contained in this Report. This Report contains forward-looking statements that are not historical facts, but rather are based on our current expectations, estimates and projections about eNote's industry and our beliefs and assumptions. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to some risks, uncertainties and other factors, many of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. We caution you not to place undue reliance on these forward-looking statements, which reflect our management's view only as of the date of this Report. We are not obligated to update these statements or publicly release the result of any revisions to them to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events.

ITEM 1. DESCRIPTION OF BUSINESS.

CORPORATE BACKGROUND INFORMATION.

     We are a Delaware corporation that was formerly known as Webcor Electronics, Inc ("Webcor"). Webcor conducted an initial public offering in May 1982 pursuant to a Form S-1 Registration Statement under the Securities Act of 1933 (the "Securities Act"). In connection with an application to list its Common Stock on the NASDAQ system, Webcor also registered its Common Stock pursuant to Section 12(g) of the Securities Exchange Act of 1934 (the "Exchange Act"). As a result of a 1989 bankruptcy proceeding, Webcor became an inactive shell that had no assets, liabilities or business activities. Webcor remained inactive until March 11, 1997, when its stockholders approved a plan of reorganization proposed by Capston Network Company of Clearwater, Florida ("Capston"). This plan of reorganization authorized Capston to seek a suitable business combination opportunity for Webcor, authorized a series of changes in Webcor's corporate structure, and granted stock to Capston and others for services rendered and to be rendered in connection with the implementation of the plan of reorganization. Capston and its President Sally A. Fonner began actively seeking a business combination opportunity for Webcor in the spring of 1997. After investigating a number of opportunities, Capston negotiated an agreement with the stockholders of Navis Technologies, Ltd. ("Navis") in March of 1999. In connection with this transaction, the stockholders of Navis agreed to contribute all of their Navis stock to Webcor in exchange for 8,000,000 shares of Common Stock, which included 400,000 shares issued in connection with the conversion of $400,000 of convertible debentures at a rate of one share per dollar of principal converted (the "Navis Transaction"). At the same time, Capston negotiated an agreement with Friedlander International Limited ("Friedlander") where Friedlander agreed to contribute $5,000,000 in cash to eNote in exchange for 5,000,000 shares of Convertible Preferred Stock and 2,000,000 Common Stock Purchase Warrants (the "Friedlander Transaction"). The Navis Transaction closed on April 5, 1999, and the Friedlander Transaction closed on April 6, 1999.

     The Navis Transaction. Webcor acquired Navis in a business combination transaction that was structured as a reverse takeover, or "RTO." In connection with the Navis Transaction, the stockholders of Navis exchanged their Navis stock for newly issued stock of Webcor. Before the Navis Transaction, Webcor had no assets, liabilities or business operations. No relationship existed between Webcor and Navis prior to the Navis Transaction and no funds of Webcor were spent to acquire the stock of Navis.

     Until March 31, 1999, Webcor had 3,476,370 shares of common stock ("Old Common") issued and outstanding. In preparation for the Navis Transaction, Webcor changed its name to eNote.com Inc. It also effected a "reverse split" where the Old Common was consolidated in the ratio of one post-consolidation share ("Common Stock") for every six and three-quarters (6-3/4) shares of Old Common, provided, that no stockholder's ownership was reduced to fewer than 100 shares of Common Stock if that stockholder owned at least 100 shares of Old Common on March 31, 1999. In connection with the Navis Transaction, Webcor agreed to acquire all of the issued and outstanding shares of Navis in exchange for 8,000,000 shares of

Common Stock, which included 400,000 shares issued in connection with the conversion of $400,000 of convertible debentures at a rate of one share per dollar of principal converted. In addition, Webcor agreed to issue 1,460,000 shares of Common Stock to certain consultants and advisors, including 540,000 shares of Common Stock that were issued to persons designated by Capston, 270,000 shares of Common Stock that were issued to legal counsel for the parties and 650,000 shares of Common Stock that were issued to certain financial consultants as finders fees.

     The Friedlander Transaction. On April 6, 1999, we sold 5,000,000 shares of Convertible Preferred Stock ("Preferred Stock") and 2,000,000 Common Stock Purchase Warrants ("Warrants") to Friedlander for $5,000,000 in cash. The Preferred Stock has a liquidation preference of $1 per share, or $5,000,000 in the aggregate, and is convertible into Common Stock on a share-for-share basis. The Warrants are exercisable for five years from the date of issuance at a price of $1 per share, and are subject to voluntary redemption by us at a redemption premium of $1 per Warrant over the spread between the exercise price of the Warrant and the market price of the Common Stock on the redemption date. Under the Friedlander agreements, the holders of Preferred Stock and Warrants are protected against dilution resulting from certain post-closing stock issuances and are entitled to certain demand and piggy-back registration rights.

     New Management Team. In connection with the closing of the Navis Transaction, Sally A. Fonner appointed persons designated by Navis to serve as our executive officers. The executive officers, and the positions held by such persons as of December 31, 1999, are set forth below.


      Name                Age            Positions
John R. Varsames           48      President, Chief Executive Officer
Michael T. Grennan         45      Treasurer, Secretary, Chief Financial Officer
Daniel Peterson            41      Vice President of Business Development


     Under the terms of the Friedlander and Navis transactions, Friedlander and the former stockholders of Navis replaced the current board of directors with their own nominees (the "New Directors"). The New Directors include Messrs., Varsames and Grennan and five other independent non-employee directors.

BUSINESS OVERVIEW.

     After extensive demographic and market studies, it was determined that there was a demand for a product to provide email and limited internet services to those groups and individuals that are currently not served or are under served by computers and the Internet. Therefore, we intend to finish the development, begin commercialization of and develop ancillary products to a proprietary system originally developed by Navis, that we call the TVemail-TM-System. The TVemail-TM- System is designed to function as a low cost Internet alternative for customers who want access to e-mail and other online services, but want to avoid the cost and complexity of a personal computer ("PC") or network computer ("NC") based system. The TVemail-TM- System will be generally easier to use and generally less expensive than any available alternative, including PCs, NCs and Web TV-TM-. We believe this low cost combination of television viewed e-mail and limited online services will appeal to a large segment of the potential market and help transform advertising, electronic commerce and information delivery for the consumer mass market.

MARKET CONDITIONS AND THE TVemail-TM- CONCEPT.

     The Internet has experienced rapid growth over the last few years. Despite this growth, according to CyberAtlas.com as of February 2000, approximately 56% of U.S. households had no access to e-mail and other online services. While there seems to be almost universal agreement that e-mail and online services are desirable, a large segment of the population does not intend to "get wired" in the foreseeable future. The principal reasons cited for a lack of e-mail and access to online services include:

-    The cost, complexity and size of PC and NC equipment;
- The time and effort required to learn about information equipment and services;
-    The time and effort required to use PC and NC equipment;
- The inability to access desired content without time consuming log-on and navigation procedures;

-    The high monthly cost of online information services; and
-    "Information Overload" resulting from too many choices.

     The TVemail-TM- System has been designed to overcome all of these objections. We have designed a compact in-home information terminal that uses the customer's television set as a monitor and connects directly to the customer's telephone line for access to our servers. The terminal uses a wireless keyboard as an input device and can either be placed on top of the television set or discretely tucked away. While PCs, NCs and other information appliances generally require the customer to boot-up, log-on and navigate, our TVemail-TM- System automatically downloads and stores the customer's e-mail and other content every few hours. A blinking "message received" indicator notifies the customer when e-mail or other new content has been received and reviewing the new material is as simple as turning on the television set and selecting a color-coded icon from our graphical user interface ("GUI").

     The TVemail-TM- System does not provide complete Internet access and we do not intend to compete for customers who already have complex information retrieval systems. Instead, we intend to provide basic e-mail and a limited array of online services, such as news, sports, weather reports and online shopping, to the 56% of U.S. households that do not have or desire full Internet access. Due to the simplicity of the TVemail-TM- System, we expect to be able to provide monthly TVemail-TM- service for an approximately $9.95 per month. Depending on different distribution alternatives that we have yet to finalize, there may be an additional cost to the consumer associated with purchasing the TVemail terminal and wireless keyboard.

     Since the TVemail-TM- System is simple, inexpensive, automatic and instantly accessible, we believe it will have significant mass market appeal. Nevertheless, our business is subject to considerable risk and uncertainty and there is no assurance that we will succeed in our efforts to finish the development and effectively market our TVemail-TM- System.

HISTORY OF NAVIS AND THE TVemail-TM- TECHNOLOGY.

     Navis was founded in 1996 for the purpose of developing and commercializing communication appliances, electronic point of sale devices and infrared subsystems for NCs (Network Computer) and other "thin client" data retrieval and storage systems. As a subcontractor to Acorn, the team developed for Oracle, IBM, Apple, Netscape, and Sun Microsystems the original reference design for the NC concept. The NC concept was designed as an alternative to the PC and the companies formed the NC Consortium to develop and commercialize the technology. In an NC environment, memory and processing intensive computer tasks are performed on a remote computer and the user relies on a small and relatively unsophisticated data entry and retrieval device that is connected to the main computer. In 1996, Navis was selected by the NC consortium to develop the infrared communications ("IR") protocol and input devices to be used by the NC Consortium members. Working in conjunction with SolutioNet, Navis developed a series of peripherals that rely on SolutioNet's Two Way Infrared Protocol, ("TWIRP") technology. These peripherals were adopted by the NC licencees and were implemented in the first generation of NC products.

     Navis' involvement in the NC Consortium gave it extensive experience in developing, manufacturing, and marketing specialized information appliances. The experience also convinced Navis' management that a substantial market exists for simple, low cost information appliances that will give users easy access to e-mail and a limited variety of online services.

THE TVemail-TM- SYSTEM.

     The TVemail-TM- System has been designed to give users easy access to e-mail, information gathering, and online shopping services in a format that is far less expensive and complex than Internet access technologies that operate on PC or NC platforms. We believe the principal competitive advantages of the TVemail-TM- System include:

- Low Cost -- The TVemail-TM- System's monthly online service fees is expected to cost less than $120 per year. Depending on the distribution channel, there may be a purchase price for the

     TVemail System hardware. We believe these costs compare quite favorably with the costs associated with alternative products currently on the market.

- Simplicity of Operation -- While PCs, NCs and other information appliances generally require the customer to boot-up, log-on and navigate, our TVemail-TM- System automatically downloads and stores the customer's e-mail and other content every few hours. As a result, checking messages on the TVemail-TM-System is as simple as turning on the television set and selecting a color-coded icon from our graphical user interface, also known as GUI.

- Customized Content -- The TVemail-TM- System gives users the ability to select the particular online services they want without receiving content or advertising that they don't want. We intend to continually upgrade our content options to meet the particular requirements of our customers and expect that expanded service options will also give rise to new revenue opportunities.

- Speed -- Since the TVemail-TM- System automatically downloads and stores the customer's e-mail and other content periodically, retrieval of stored information is virtually instantaneous. In addition, if a customer wants to manually check messages or update their other content, total retrieval time is generally very short, consisting merely of the time required to dial up, log-on to a local server and download or upload, as applicable, the information.

- Efficiency -- The TVemail-TM- System makes very efficient use of server, telephone and modem resources because the information is collected on the server and/or the in-home terminal and automatically transferred at pre-determined intervals. Since the user is not online while composing or reading messages, the connect time for each session is minimal, and a large number of clients can be accommodated on a single server.

TECHNICAL OVERVIEW.

     The TVemail-TM- System is comprised of two principal elements: an in-home terminal, including an IR receiver, IR keyboard and accessories (the "Client Hardware"), and our proprietary back-end server systems (the "Server Systems"). Initial design, engineering and "proof of concept" phases on both the Client Hardware and the Server Systems were completed as of December 31, 1999. Fully operational versions of the Client Hardware and the Server Systems were deployed on a preliminary test basis during the fourth quarter of 1999. These preliminary trials substantiated our technology and the engineering and design of the Client Hardware and the Server Systems. During the first and second quarter of the calendar year 2000, we will conduct a more extensive full-scale pilot program to evaluate the TVemail-TM- System. Based on participant feedback during the pilot program, we will make additional modifications to the Client Hardware and Server Systems.

CLIENT HARDWARE.

     Our current version of Client Hardware offers the following features:

-    A blinking LED indicator prompts the user to check messages;
- A color-coded GUI to guide the user through e-mail and other content functions;
-    On demand send and receive e-mail functions;
-    Up to 5 password protected user mailboxes per subscriber;
-    Storage capacity for up to 250 e-mail messages;
-    Customized address books for each user;
-    Simple text input for e-mail;
-    Customizable content with news, sports and weather reports; and
-    Targeted banner and direct e-mail advertising;

     Due to the inherent flexibility of the Client Hardware and Server System many of the features mentioned above can be implemented or enhanced after initial installation. The TVemail-TM- Client

Hardware has been designed to satisfy the user's requirements while maintaining an efficient telephone and server usage profile that maximizes the return on the service provider's investment. Since the user cannot be online while creating an e-mail message or fax, the modem is utilized only during prearranged dial-ups, or when the user initiates a manual connection. The Client Hardware can be configured to poll the server to send and receive e-mail and other content between four and twelve times per day depending on user preferences. Individual units can be configured to dial during different time windows so the call load can be distributed throughout the day and concentrated during non-peak usage times. This allows us to secure low cost Point of Presence ("POP") access from multiple Internet Service Providers ("ISPs").

SERVER SYSTEM.

     Our proprietary Server System has been designed to be modular, flexible, and compatible with most relational database products. These features will facilitate reporting, scheduling and batch processing, and permit us to send targeted advertising, mass mailings, and surveys to our customers based on their particular location or other demographic information. Additional services such as custom news, stock quotes, games, online banking, and other content will use separate servers to ensure the integrity of the TVemail-TM- System and prevent system crashes in the event that a particular feature goes offline. In addition, we expect our Server System to incorporates the following technical features upon the roll-out of the TVemail-TM- System:

-    C, C+ and Visual Basic programming;
- Online maintenance of subscriber information for log-in synchronization, billing, account management and advertising management;
- Easy interface with other servers for optional content including games, news services, and stock quotes;
- Automatic conversion of certain Internet communications protocols to TVemail-TM- format; and
- Debit and credit card billing capabilities for account management and online transactions.

BUSINESS STRATEGY.

     Our business objective is to transform advertising, commerce and information delivery for the consumer mass market through the TVemail-TM- System which combines the convenience of television with e-mail and limited online services. The principal elements of our business strategy include:

     PROVIDE EASY TO USE AND COST-EFFECTIVE E-MAIL AND ONLINE SERVICE ACCESS. We offer customers easy to use and cost-effective e-mail and online service access that is designed to the specific demands of customers who have no prior experience with e-mail or the Internet. Our TVemail-TM- System is designed to function as a low cost Internet alternative for customers who want access to e-mail and other online services, but want to avoid the cost and complexity of a PC or NC based system. We intend to capitalize on our expertise in thin client server platforms to develop new products and services based on our TVemail-TM-platform that meet the specific requirements of individual consumers and private communications networks. These products will offer higher performance and more advanced functionality while continuing to offer a simple and cost effective solution for our customers.

     PROVIDE COMPELLING VALUE FOR END-USERS. While many companies focus on providing content to people who have enough technical knowledge and appropriate equipment to access and use the Internet, are focused on bringing the convenience and utility of e-mail and other online services to the 56% of U.S. households that do not have PCs or Internet access. We designed the TVemail-TM-System to provide a simple, compact and cost effective alternative to PCs, NCs, WebTV and other full scale Internet access products. To use the TVemail-TM-System, consumers need only their existing television, a phone line and the TVemail-TM- Client Hardware.

     PROVIDE COMPELLING VALUE FOR ADVERTISERS AND E-COMMERCE MERCHANTS. Due to the nature of the TVemail-TM- System and our ability to sort our customers on the basis of location or other demographic information, advertisers, online merchants and other providers of online services will be able to carefully target their promotions and surveys.

     DEVELOP AND EXPAND MULTIPLE DISTRIBUTION CHANNELS. We intend to distribute our products through direct advertising, retail merchants and resellers. To quickly reach a broad, worldwide audience, we will seek to establish a worldwide network of retailer merchants, wholesale distributors and resellers. We intend to develop multiple distribution channels directed at the specific needs of individual consumers and private networks.

     AGGRESSIVELY PENETRATE GLOBAL MARKETS. We believe that the market for the TVemail-TM- System is global in scope and we will seek to rapidly deploy our Server Systems in the United States, Australia, New Zealand, Europe and other industrialized countries that have a telecommunications infrastructure. In order to facilitate the marketing, distribution and market penetration of the TVemail-TM- System internationally it is likely that we will enter into strategic relationships with local entities to create partially owned foreign operating subsidiaries. We will then provide technological services to the foreign operating subsidiaries to create and service localized versions of the TVemail-TM- System which will be bought, marketed and distributed by each foreign operating subsidiary in its respective country or territory. Foreign markets currently are, and we anticipate them to remain, a significant strategic focus for us. Due to the simplicity and low cost of the TVemail-TM- System, we believe TVemail-TM- will be a viable option for Internet access in less developed countries. It is likely that our foreign subsidiaries will be able to provide local content directories and user interfaces in multiple languages for the TVemail-TM- System as we enter each country or region.

     CREATE BRAND IDENTITY. We intend to create an identity for our TVemail-TM-System under the brand name "TVemail". We believe that the creation of a brand identity is important to our strategy to become the preferred provider of e-mail and online information services to households that do not presently have access to PC or NC based information retrieval systems. By creating consumer awareness of the TVemail-TM- System, we believe it will drive penetration in its potential markets and increase the pace at which consumers, online service providers and e-commerce merchants recognize the service benefits of the TVemail-TM- System.

     Another possible market that we could pursue in the future might include captive commercial systems, where the collection, archiving and distribution of internally and externally generated information is important. Examples of the potential commercial applications for private networks based on the TVemail-TM-technology include:

- Hospitals and other health care facilities that need to collect, archive and distribute patient information;
- Nursing homes and other extended care facilities that need to communicate with physicians, staff and residents;
- Hotels, resorts and other accommodations that need to effectively communicate with guests;
- Colleges and universities that need to communicate effectively with resident students;
-    Community organizations that need to effectively communicate with members;
     and
- Other organizations where televisions are common and the collection and distribution of data is important.

Currently, we are not actively pursuing these markets.

PRODUCT TESTING.

     As noted above, our Client Hardware and Server Systems were tested on a preliminary basis in the third and fourth quarters of 1999. These preliminary trials substantiated our technology and the engineering and design of the Client Hardware and Server Systems. During the first and second quarter of 2000, we will conduct more extensive pilot testing to enhance the TVemail-TM- System and evaluate the TVemail-TM- System's graphical user interface, product design and functions. We anticipate making revisions to the TVemail-TM- System up to the initial release date based upon the results of this pilot testing. It is anticipated that we will have approximately 400 fully operational units in use during the pilot tests.

PRODUCT ROLLOUT AND MARKETING.

     We believe that we will be able to rollout the TVemail-TM- System to consumers in the latter part of the second quarter of calendar year 2000. Initially, for the first stages of the rollout, we anticipate our marketing and distribution efforts to be focused primarily on direct television marketing such as infomercials or shopping networks and limited retail distribution.

     We currently anticipate providing online service for a flat fee of $9.95 per month, exclusive of the cost of the TVemail-TM- terminal and wireless keyboard. Our proposed service will include unlimited e-mail access, daily news, weather, sports, and access to certain e-commerce services. We believe the principal factor that distinguishes the TVemail-TM- System from traditional Internet service providers is our ability to send and deliver the user's mail automatically without direct user involvement.

     After the initial product launch, we plan on aggressively pursuing relationships with online service providers such as banks and utilities for co-marketing and/or distribution opportunities. Our goal is to get as many consumers using our service and paying our monthly service fee as possible. We plan on using traditional advertising mediums such as print, radio, and infomercials to heighten brand and product awareness on a regional and national scale. We also plan on mounting an online marketing effort for the TVemail-TM-System via banner ads, direct e-mails, and online promotions. Targets for the online effort include people who don't have a PC at home or people whose friends and family are avid PC users. Points of purchase will include a 1-800 number, the TVemail-TM- web site, infomercials, and retail distribution locations.

RESEARCH AND DEVELOPMENT.

     Since 1996, we have been actively involved in the design, development and testing of components, embedded software and server systems necessary for the effective deployment of the TVemail-TM- System. Substantially all of our Client Hardware and Server Systems are in the final Beta prototype stage. Because of the high levels of technical expertise required for the development of our products, we have established a close working relationship with the NC Consortium and a number of strategic alliances described elsewhere herein. Substantially all of our activities to date have been financed by capital contributions from the founder of Navis, subordinated third-party debt that was converted into equity in connection with the Navis Transaction, and the Friedlander Transaction. During the first and second quarter of 2000, we anticipate raising additional capital through offshore equity and debt placements with foreign investors. It is likely that any additional capital raised by us will be used to pay operating costs and fund future R&D. It is expected that we will be required to pay all future R&D costs from our own resources and any additional funding received to complete the development and commercialization of our existing and proposed products. Features being explored for inclusion in our second and third-generation TVemail-TM- devices include:

-    MSR and smart card capability, for online purchases and bill paying
-    Voice mail capability
-    Digital camera support
-    Flash ROM for full portability
-    Modular upgrade for full web browsing
-    Universal control with input devices
-    Voice recognition
-    Spyglass or comparable thin client web browser for unrestricted browsing

     The Company had no product development expenditures during 1998. During 1999, the Company spent approximately $600,000 on product development. It is anticipated that during calendar year 2000 the Company will continue to expend significant additional capital on product development.

ACQUISITIONS.

     Pursuant to a Stock Purchase Agreement (the "SolutioNet Agreement") entered into on August 6, 1999 between James D. Richards, III, Martine Richards, the Company and SolutioNet, Ltd. ("SolutioNet"), we purchased 55% of the outstanding common stock of SolutioNet (the "Purchased SolutioNet Stock") for $250,000. Certain employees of SolutioNet are entitled to receive options to purchase non-voting common stock equivalent to an aggregate of up to approximately 10% of SolutioNet's common stock at an exercise price of $.01 per share. Such series of non-voting common stock is not currently authorized by SolutioNet's Certificate of Incorporation. Mr. Richards is an employee of the Company. SolutioNet's assets include certain proprietary technology related to IR devices that we use in the TVemail-TM- System. The SolutioNet Agreement provides that the Company may require the Richardses to re-purchase the Purchased SolutioNet Stock for $250,000, upon the occurrence of certain events. The SolutioNet Agreement further provides that, for a period of two years, the Richardses shall have the right and option to re-purchase the Purchased SolutioNet Stock from the Company for $250,000 if exercised during the first year or for an amount determined by independent appraisal of the value of the Purchased SolutioNet Stock if exercised during the second year, if: (i) Mr. Richards' employment with us is terminated for any reason; (ii) any of the terms of Mr. Richards' employment with us are changed in any way detrimental to the Richardses; (iii) we become insolvent, are dissolved or liquidated, take any action related to its dissolution or winding up or enter proceedings under any law relating to bankruptcy, insolvency, reorganization or relief from debts; (iv) our market value declines to less than $15 million; or (v) Mr. Richards' level of equity ownership in the Company is diluted by more than thirty percent (30%).

     In connection with the SolutioNet Agreement, SolutioNet entered into a Consulting Agreement with Mr. Richards, whereby Mr. Richards is to provide consulting services to SolutioNet for a period of two years commencing on August 6, 1999, in exchange for $2,083 per month payable only to the extent that SolutioNet has available funds. Furthermore, in connection with the SolutioNet Agreement, the Richardses, the Company and SolutioNet entered into a Shareholders' Agreement (the "SolutioNet Shareholders' Agreement"), pursuant to which the Richardses and the Company agreed to take certain actions (i) to fix the number of directors that constitute the entire Board of Directors of SolutioNet at three, and (ii) to elect as members of the Board of Directors of SolutioNet one designee of Mr. Richards, one designee of the Company and one director mutually acceptable to the Richardses and the Company. The SolutioNet Shareholders' Agreement also contains certain negative covenants with respect to changing SolutioNet's business, Certificate of Incorporation or Bylaws, entering into certain types of transactions and terminating the SolutioNet Consulting Agreement, among other things.

     Pursuant to an Asset Purchase Agreement (the "WebATM Agreement"), dated August 13, 1999, between WebATM.com, Inc., a newly-formed wholly-owned subsidiary of the Company ("WebATM.com"), and Gary Cronin, an employee of the Company, WebATM.com agreed to purchase certain assets consisting of a website with programmed web pages, text and graphics, the "WEBATM.COM" domain name and common law rights in the tradename "WebATM" (collectively, the "WebATM Assets"), for $100,000. The WebATM Assets represent incomplete technology relating to a publicly accessible user interface for certain on-line financial services. In connection with the WebATM Agreement, Mr. Cronin agreed not to engage in certain activities deemed competitive with those of WebATM.com.

GOVERNMENT REGULATION.

     We could become subject to burdensome government regulation which affects our ability to offer our service or which affects demand for our service. We are subject to varying degrees of federal, state, local and foreign regulation as well as laws enacted by the U.S. Congress and other governments. The Federal Communications Commission (the "FCC") has established regulations that among things set licensure, installation and equipment standards for communications systems. A number of these regulations apply to the TVemail-TM- System and compliance with existing and future regulations may increase our cost of providing the TVemail-TM- service, or otherwise damage the competitive position of the TVemail-TM- service. We are currently in the process of obtaining all required FCC approvals for the TVemail-TM- System. As of December 31, 1999, we had not received any formal approvals and the failure to obtain any required approvals could delay or prevent the rollout of the TVemail System.

     It is also anticipated that due to the increasing popularity and use of the Internet, it will be subject to increased attention and regulation. These laws and regulations may regulate issues such as user privacy, defamation, network access, pricing, taxation, content, quality of products and services and intellectual property ownership and infringement. These laws and regulations could expose us to liability, materially increase our cost of providing our service, and decrease the growth and acceptance of the Internet in general and access to the Internet over cable systems.

     We anticipate that the costs and effects of compliance with federal, state and local environmental laws will not be material.

SERVICE MARKS, PATENTS AND PROPRIETARY TECHNOLOGY.

     We have filed federal trademark applications to register the trademarks "TVemail," "eNote.com," "PCemail," "WebATM," "Browserless Internet," "BuyMail," "TVewriter," "EZ Color," "eNote International.com," "Get Connected.. Simply," "Simply Communicate," "TVemail.. The Answering Machine for the Internet" and "eNote International" in the United States. These applications are currently pending. Our mark AIRMOUSE is registered in the United States. The mark TWIRP is registered in the United States and owned by SolutioNet, Ltd, our partially-owned subsidiary. We also have registered a series of domain names with Internic, Inc. and Network Solutions, Inc. We currently own patents, which cover some of our technology, IR technology and protocols. We license certain software to be incorporated into the our products and certain development tools for internal use in product design. We believe that an inability to effectively protect its intellectual property could have a material adverse effect on our financial condition and results of operations. See "Management's Discussion and Analysis or Plan of Operation-Certain Trends and Uncertainties-The Company Depends on its Intellectual Property, Which May Be Difficult and Costly to Protect." and "Management's Discussion and Analysis or Plan of Operation-Certain Trends and Uncertainties-Technology Licensed From Third Parties."

COMPETITION.

     The competitive market for e-mail, online service access and Internet appliances may limit demand or pricing for the TVemail-TM- System. We expect to experience intense competition from established online service providers such as America Online, Inc., Prodigy Communications Corporation and Microsoft Corporation's WebTV as well as the suppliers of Internet appliances such as Sony and Netpliance. Many companies provide e-mail and online service access and other services, which provide functionality superior to those included in the TVemail-TM- System. As a result of this competition, demand for the TVemail-TM-System may suffer, we may be restricted in the service rates we can charge for the TVemail-TM- System and our business, financial condition and results of operations may be adversely affected. Many of our competitors have significantly greater financial, technical, marketing, distribution, customer support and other resources than we do. Furthermore, many of our competitors have significantly greater experience, better name recognition, more compelling content and easier access to consumers, advertisers and online service providers than we do.

EMPLOYEES.

     As of December 31, 1999, we had 45 full-time employees (including our executive officers) and one part-time employee. We also engage several consultants who are employed on a full-time basis by others. We are not subject to any collective bargaining agreements and we consider our relations with employees to be good.

ITEM 2. DESCRIPTION OF PROPERTY.

     We currently lease 14,548 square feet of office and light manufacturing space in Williston, Vermont from AirMouse House Ltd. Partnership, a Vermont limited partnership of which John R. Varsames, our President and Chief Executive Officer, is the General Partner. The Williston lease expires on May 31, 2004 and provides for annual payments of $100,000, with annual adjustments for certain changes in the consumer price index. The Williston lease provides us with the option to extend the lease for another five-year term. We also lease approximately 750 square feet of office space in New York City. The New York lease expires on September 30, 2000 and provides for monthly rent payments of $2,156. Our current properties are inadequate to support the Company's continued growth and expansion and it is likely that the Company will have to seek additional, non-contiguous property to supplement our current office space. The Company believes that it can acquire or lease additional properties as additional need arises, although there can be no assurance that any such additional space will be obtained by the Company on acceptable terms, or at all.

ITEM 3. LEGAL PROCEEDINGS.

     Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not Applicable.

                                                      PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION.

     Since April 5, 1999, the Company's Common Stock has been trading on the OTC Bulletin Board-Registered Trademark- (the "OTCBB") under the trading symbol ENOT. Prior to March 31, 1999, the Common Stock had been thinly and sporadically traded for years under the trading symbol WBET. The following table sets forth the high ask and low bid quotations for the Company's Common Stock during each quarter within the last two fiscal years. The following quotations were provided by the National Quotation Bureau, LLC, and do not represent actual transactions; these quotations do not reflect dealer markups, markdowns or commissions. All prices have been adjusted for the 1 for 12 reverse stock split followed immediately by the stock distribution of ((12/6.75)-1) shares of Common Stock for each 1 share of Common Stock outstanding, both effected by the Company as of April 2, 1999 (collectively, the "Reverse Stock Split").


                                        Low Bid              High Ask
Year ended December 31, 1998
    First quarter                       $0.135               $ 1.35
    Second quarter                      $0.135               $ 1.485
    Third quarter                       $0.135               $ 1.013
    Fourth quarter                      $0.105               $ 0.844

Year ended December 31, 1999
    First quarter                       $0.106               $ 1.62
    Second quarter                      $2.25                $10.125
    Third quarter                       $3.688               $ 7.125
    Fourth quarter                      $2.938               $ 4.125


The High Ask Price in 1998 was $1.485 verses 1999 where it was $10.125. The Low Bid Price in 1998 was $.105 verses 1999 where it was $.105.


HOLDERS.

    At December 31, 1999, the Company's Common Stock was held by 1,020 holders of record.

DIVIDENDS.

    We have not paid, and currently have no intention to pay, any cash dividends on our Common Stock. Any decision to declare dividends in the future will be made by our Board of Directors and will depend upon the Company's future earnings, capital requirements, financial condition and other factors deemed relevant by our Board of Directors.

RECENT SALES OF UNREGISTERED SECURITIES.

     On July 14, 1998 and September 9, 1998, Navis sold $200,000 and $250,000 principal amount of 1 Year, 18% Convertible Debentures ("18% Debentures") to Dr. Peter Stern and Dr. Peter Swift, respectively, for face value. On January 8, 1999 Navis sold a $50,000 convertible promissory note (the "Note") due and payable (together with a $10,000 financing fee) immediately upon the receipt by Navis of any funds from certain enumerated financing transactions, but in any event no later than July 8, 1999, for face value to Robert Jones. On March 23, 1999, Navis sold a $100,000 principal amount 1 Year 12% Convertible Debenture (the "Old 12% Debenture") to Friedlander Capital Management, Inc. for face value. Each of the 18% Debentures, Note and 12% Debentures was sold in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The 18% Debentures, Note and Old 12% Debentures were each convertible, upon an equity offering prior to such instrument's maturity, into equity securities of Navis or any corporation ultimately formed by Navis or any of Navis' owners for the purpose of manufacturing and distributing the TVemail-TM- technology, at a conversion price equal to the offering price of such equity securities. As of April 6, 1999, the Company repaid Dr. Stern's 18% Debenture and the other 18% Debenture, Note and Old 12% Debentures were converted into shares of Common Stock at $1.00 per share.

     Between April 7, 1998 and March 23, 1999, Navis issued 15 separate 12% Promissory Notes (the "Varsames Notes") to John R. Varsames in an aggregate principal amount of approximately $228,984. The Varsames Notes were issued in transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Varsames Notes are payable on demand, and on March 29, 1999, April 9, 1999 and June 9, 1999, Navis repaid an aggregate of approximately $211,903 principal amount of Varsames Notes and approximately $17,081 accrued interest thereon.

     On April 6, 1999, we sold 5,000,000 shares of convertible preferred stock (the "Preferred Stock") and 2,000,000 common stock purchase warrants (the "Warrants") to Friedlander International Limited for $5,000,000 in cash. The Preferred Stock is convertible into Common Stock on a share-for-share basis. The Warrants are exercisable for five years from the date of issuance at a price of $1 per share, and are subject to voluntary redemption by the Company at a redemption premium of $1 per Warrant over the spread between the exercise price of the Warrant and the market price of the Company's Common Stock on the redemption date. The Preferred Stock and the Warrants were issued in a transaction exempt from registration pursuant to Regulation D promulgated under the Securities Act of 1933, as amended.

     On May 3, 1999, we sold $30,000 and $50,000 principal amount of 1 Year, 12% Convertible Debentures to Mr. Lance Murdoc and Mr Robert Francis Corvino, respectively, for face value. These debentures are convertible into our Common Stock at a rate of one share for every $3 of principal converted. These debentures where issued in a transaction exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

         When used in this Report, press releases and elsewhere by eNote.com Inc. (the "Company") and its management from time to time, the words "believes," "anticipates," "intends" and "expects" and similar expressions are intended to identify forward-looking statements that involve a number of risks and uncertainties. Additionally, statements contained in this discussion that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, including statements regarding expectations, beliefs, intentions or strategies regarding the future. The Company intends that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance, but are subject to many risks and uncertainties, which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially or adversely include, without limitation, any inability or delay in the development or manufacture of the Company's TVemail-TM- System, including the in-home TVemail-TM- terminals (the "Client Hardware"), the Company's proprietary back-end server systems (the "Server Systems") and the graphical user interface ("GUI"), as well as the other risks described under the caption "Management's Discussion and Analysis or Plan of Operation--Certain Trends and Uncertainties. The Company does not undertake to update forward-looking statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     As a result of its bankruptcy, as of March 31, 1999, Webcor had no assets, liabilities, or ongoing operations and had not engaged in any business activities since February 1990. Webcor had no operations during the fiscal year ended March 31, 1999 and no assets or liabilities as of March 31, 1999.

     In the fourth quarter of 1998, Navis ceased its pre-existing operations and revenue generating activities so that as of 1999 Navis was exclusively dedicated to the development of the TVemail-TM- System. As a result, after the Navis Transaction, we had no revenue generating operations and throughout 1999 the Company was solely engaged in the development and commercialization of the TVemail-TM- System, including the Client Hardware and the Server Systems.

     Our financial condition and results from operations were dramatically different between 1998 and 1999. 1998 reflected the old operations of Navis, which included revenue from operations and significantly less operating expenses. 1999 reflects the new operations of the Company, including the termination of Navis' prior business operations and an exclusive dedication to the TVemail-TM- System. As a result, we believe that our results from operations for 1998 are not comparable to the results from operations for 1999 and the Company's anticipated financial condition and results from operations going forward.

     Of the $1,906,000 of General and Administrative Expenses reflected on our results from operations for the year ended December 31, 1999, approximately $630,000 was attributable to salaries and stock based compensation and approximately $400,000 was attributable to legal and professional fees due in larger part to the non-recurring transactions occurring during the first and second quarter of 1999, including the Navis Transaction. The remainder is attributable to other general and administrative expenses.

     To initially fund development activities for the TVemail-TM- System and provide initial working capital, the Company raised $5 million as of April 6, 1999 from the Friedlander Transaction. The Company used this capital to continue its development of the Client Hardware, to install Server Systems to run the TVemail-TM- network, to complete the GUI, to perform marketing studies, to produce the preliminary test Client Hardware units, to identify and develop potential strategic relationships and distribution opportunities and to fund legal and other administrative expenses related to the Navis Transaction and the Friedlander Transaction.

     The Company currently plans to commence full-scale commercial deployment of the TVemail-TM- System in the United States near the end of the second quarter of 2000. This schedule is subject to many risks and uncertainties, including those set forth below under the caption "Certain Trends and Uncertainties," and the Company's progress towards commercial deployment of the TVemail-TM- system may be made at a significantly slower rate, through different avenues, or not at all.

     During the year ending December 31, 2000, the Company expects its research and development efforts to be focused on the final development and production of the TVemail-TM- device and further research and development for subsequent versions of the TVemail-TM- System and other ancillary products. The Company expects to spend a significant amount of capital on research and development in fiscal 2000, however, there can be no assurance that unanticipated technical obstacles, lack of funds, changes in strategy or other factors will not cause actual research and development expenses to differ materially from the Company's expectations.

     During the year ended December 31, 1999, we significantly increased our number of employees to 45 full time employees and 1 part time employee. We anticipate hiring a significant number of additional employees during 2000 which is likely to significantly increase our operating expenses. However, there can be no assurance that lack of qualified applicants, changes in strategy or lack of funds will prevent us from hiring additional employees.

     During the year ended December 31, 1999 we did not generate any revenue from operations. We do not anticipate generating any revenue until the TVemail-TM- System is successfully launched in the United States or internationally through a joint venture or a partially owned subsidiary. On March 24, 2000, we entered into a Joint Venture Agreement with Seafont Pty. Ltd., an Australian corporation, to create and jointly own an Australian corporation (the "Australian Subsidiary") to market and distribute a TVemail-TM-System in Australia and New Zealand. The Company has committed to contributing capital up to $250,000 to the Australian Subsidiary in consideration for the Company's fifty percent ownership interest. We plan on pursuing additional international opportunities and strategic relationships to bring localized versions of the TVemail-TM- System to market throughout the world's industrialized countries. We may invest additional capital in other partially or wholly owned foreign operating entities. These plans are subject to many risks and uncertainties, including those set forth below under the caption Certain Trends and Uncertainties and the Company's successful launch in the United States or internationally may be delayed or not occur at all.

     The Company plans to purchase approximately $500,000 in computer equipment, lab equipment and development tools in 2000. These capital outlays could be substantially greater, if the Company decides to handle certain functions, such as manufacturing, marketing or customer service in-house as opposed to contracting them out.

LIQUIDITY AND CAPITAL RESOURCES

     We have funded our business through the issuance of debt and equity. We raised $5,000,000 through the Friedlander Transaction which has primarily funded our operations to date. On March 13, 2000, we raised an additional $500,000 through the issuance of a one year ten percent subordinated convertible debenture in an offshore transaction to an Seafont, Pty. Ltd., an Australian corporation. This debenture is convertible into shares of Common Stock at an initial conversion rate equal to one share for each $7 of principal converted.

     Also, during the first and start of the second quarter of 2000, we have raised approximately $5,000,000 through the sale of approximately 825,000 shares of the Company's Common Stock and approximately 413,000 Common Stock Purchase Warrants with an exercise price of $.01 per share in offshore transactions to various European entities. The Company anticipates that it will need to raise significant capital during 2000 to carry out its plan through additional issuances of debt and equity. However, there can be no assurance that the Company will raise any additional capital.

     The Company believes that its current capital resources are sufficient to complete the development and finalization of the TVemail-TM- System and launch the TVemail-TM- System in the United States on a limited basis, which the Company expects to occur during the second quarter of 2000. However, in order for the Company to begin ongoing mass production of the Client Hardware or to initiate sales and marketing efforts relating to the TVemail-TM- service, the Company will have to raise substantial additional funding through public or private debt or equity financing. There can be no assurance that the Company will be able to raise such funds, and, if it cannot, its business may be materially and adversely affected.

     While the Company currently plans to begin its sales of its TVemail-TM-device and its internet service in the second quarter of 2000, there can be no assurance that difficulties in research and development, network development, manufacturing or financing, or other factors will not delay the launch date or prevent such launch altogether.

CERTAIN TRENDS AND UNCERTAINTIES

     In addition to the other information contained in this Report on Form 10-KSB, the following factors should be considered carefully.

               RISKS RELATING TO THE COMPANY'S NEED FOR ADDITIONAL
                               FINANCIAL RESOURCES

NEED FOR ADDITIONAL FUNDS

     We believe our existing capital is sufficient to finalize the development of the Client Hardware, to complete installation of the Server Systems to run the TVemail-TM- network, to complete the GUI, to complete pilot testing and initially launch the TVemail-TM- System in the United States. We expect to complete such endeavors by the second quarter of 2000. However, in order for us to begin continued mass production of the Client Hardware or to initiate widespread sales and marketing efforts relating to the TVemail-TM- service, we anticipate that we will have to raise substantial additional funds. We currently intend to seek additional funding through public or private financings, which may include debt or equity financings. Adequate funds for these purposes, whether obtained through financial markets or collaborative or other arrangements with corporate partners or from other sources, may not be available when needed or on terms acceptable to the Company. Insufficient funds may require us to: delay, scale back or eliminate some or all of our research and product development programs; license to third parties our technology to commercialize products or technologies that the Company would otherwise seek to develop itself; to sell ourselves to a third party; to cease operations; or to declare bankruptcy.

     If we raise additional funds through the issuance of debt securities, the holders of the debt securities will have a claim to the Company's assets that will be prior to any claim of the stockholders. Interest on any debt securities could increase our costs and negatively impact our operating results. If we raise additional funds through the issuance of preferred stock, the terms of such preferred stock may provide that the holders of such preferred stock are entitled to receive dividends and/or distributions upon liquidation prior to the holders of Common Stock. Furthermore, any such preferred stock may have class voting rights, conversion features and/or antidilution protections of which the Common Stock does not have the benefit. If we raise additional funds through the issuance of Common Stock or securities convertible into or exchangeable for Common Stock, the percentage ownership of the Company's then-existing stockholders will decrease. In addition, any such convertible or exchangeable securities may have rights, preferences and privileges more favorable to the holders than those of the Common Stock.

SUBORDINATION OF COMMON STOCK TO PREFERRED STOCK; RISK OF DILUTION; ANTI-DILUTION ADJUSTMENTS.

     In the event of the liquidation, dissolution or winding up of the Company, the Common Stock is expressly subordinate to the $5 million preference of the 5 million outstanding shares of Preferred Stock. The conversion rate of the Preferred Stock is subject to adjustment, among other things, upon issuances of Common Stock or securities convertible into Common Stock or rights to purchase Common Stock that have not been expressly approved in writing by a majority in interest of the holders of Preferred Stock or their elected representatives. As of December 31, 1999, each share of Preferred Stock was convertible into 1 share of Common Stock.

NEED FOR AND DEPENDENCE ON QUALIFIED PERSONNEL.

     Our success is highly dependent on the hiring and retention of key personnel and technical staff. The loss of key personnel or the failure to recruit necessary additional personnel or both could impede the achievement of development objectives. There is intense competition for qualified personnel in the areas of the Company's activities, and there can be no assurance that the we will be able to attract and retain the qualified personnel necessary for the development of our business. Many of our competitors have significantly greater financial and other resources than we do and may be able to offer more lucrative compensation packages which include stock options and other stock-based compensation and higher-profile employment opportunities.

           RISKS RELATING TO THE COMPANY'S OPERATIONS AND TECHNOLOGIES

LIMITED OPERATING HISTORY; RECENT SHIFT IN BUSINESS STRATEGY.

     Immediately prior to the acquisition of Navis on April 5, 1999, the Company had no business operations. Navis itself was founded in June 1996 and until the fourth quarter of 1998 supplied infrared protocol and advanced input devices to NC manufacturers and provided contract engineering and consulting services. However, Navis' revenues from operations never exceeded $703,000 in any given year. During 1998, Navis shifted its business emphasis to focus entirely on the development of the TVemail-TM- service. We have yet to launch the TVemail-TM-service commercially or to receive any revenue from such service. As a result, we have only a limited operating history and there is little historical information on which to evaluate our business and prospects. Our revenue, if any, for the foreseeable future is almost entirely dependent on successfully bringing the TVemail-TM- service to market and on the number of customers, if any, who subscribe to the TVemail-TM- service after the launch of the service. There can be no assurance that we will be successful in implementing any of our business strategies.

     Once the basic TVemail-TM- service is marketed, if ever, we intend to expand our operations by developing and marketing new or complementary services or systems. However, there can be no assurance that we will be able to do so effectively. Although we believe that, in the future, we will be able to use the TVemail-TM- service as a platform to provide e-mail related and other services, there can be no assurances that we will be able to do so.

THE COMPANY DEPENDS ON ITS INTELLECTUAL PROPERTY, WHICH MAY BE DIFFICULT AND COSTLY TO PROTECT.

     Our intellectual property includes proprietary and confidential information that is not currently subject to patent, trademark or similar protection. The Company has filed federal trademark applications to register the trademarks "TVemail," "eNote.com," "PCemail," "WebATM," "Browserless Internet," "BuyMail," "TVewriter," "EZ Color," "eNote International.com," "Get Connected.. Simply," "Simply Communicate," and "TVemail.. The Answering Machine for the Internet," however, the Company may not be able to secure significant protection for these trademarks. If our competitors or others adopt product or service names similar to the names listed above that we anticipate using, it may impede our ability to build brand identity and customer loyalty. We rely primarily on secrecy to protect technology, especially where patent protection is not believed to be appropriate or obtainable. No assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the our trade secrets, or that the we can effectively protect its rights to its unpatented trade secrets.

     The validity, enforceability and scope of protection of certain proprietary rights in Internet-related businesses are uncertain and still evolving. If unauthorized third parties are able to copy our service or our business model or to use our confidential information to develop competing services, we could lose customers and our business could be negatively impacted. We may not be able to effectively police unauthorized use of our technology because such policing is difficult and expensive. In particular, the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other data transmitted. Furthermore, the laws of other countries may not adequately protect our intellectual property.

     Our business activities and the TVemail-TM- service may infringe upon the proprietary rights of others. In addition, other parties may assert infringement claims against the Company. Any such claims and any resulting litigation could subject us to significant liability for damages and could also result in invalidation of our proprietary rights. We could be required to enter into costly and burdensome royalty and licensing agreements. These agreements may not be available on acceptable terms, or may not be available at all. We may also need to file lawsuits to defend the validity of our intellectual property rights and trade secrets, or to determine the validity and scope of the proprietary rights of others. Litigation is expensive and time-consuming and could divert management's attention away from our business.

TECHNOLOGY LICENSED FROM THIRD PARTIES.

     We have entered into agreements with, and have licensed certain technology from, third parties. The Company has relied on scientific, technical, commercial and other data supplied and disclosed by others in entering into these agreements and will rely on such data in support of development of certain products.

Furthermore, we believe that we will license additional technologies from third parties in the future. Although we have no reason to believe that this information contains errors of omission or fact, there can be no assurance that there are no errors of omission or fact that would materially affect the commercial viability of these products.

RAPID TECHNOLOGICAL CHANGE, CUSTOMER DEMANDS AND INTENSE COMPETITION.

     The e-mail service market is characterized by rapidly changing technology, customer demands and intense competition. If we cannot keep pace with these changes, our TVemail-TM- service could become uncompetitive and its business could suffer. If we are not successful in developing and marketing enhancements to the TVemail-TM- service or new services that respond to technological change or customer demands, our business may be materially and adversely effected.

     The competitive market for e-mail and online service access may limit demand or pricing for the TVemail-TM-system. We expect to experience intense competition from established online service providers such as America Online, Inc., Prodigy Communications Corporation and Microsoft Corporation's WebTV-TM-as well as competition from Internet appliance manufactures such as Sony and Netpliance. Many companies provide e-mail and online service access and other services, which provide functionality superior to those included in the TVemail-TM- system. As a result of this competition, demand for the TVemail-TM-system may suffer, we may be restricted in the service rates we can charge for the TVemail-TM- system and our business, financial condition and results of operations may be adversely affected. Many of our competitors have significantly greater financial, technical, marketing, distribution, customer support and other resources than we does. Furthermore, many of our competitors have significantly greater experience, better name recognition, more compelling content and easier access to consumers, advertisers and online service providers than do.

MANAGEMENT OF GROWTH.

     Our ability to implement our business plan successfully in a new and rapidly-evolving market will require effective planning and growth management. If we cannot manage our anticipated growth effectively, our business and financial results may suffer. We plan on expanding our existing operations substantially. Although we anticipate out sourcing manufacturing and procurement and limited components of marketing and technical services, we may be forced to expand our manufacturing, sales and marketing and technical support. We expect that we will need to manage and broaden multiple relationships with customers, on line providers and other third parties. We also expect that we will need to expand our financial systems, procedures and controls and will need to augment, train and manage our workforce, particularly our information technology staff. As a result, our management and operating systems may be strained by any growth and the Company may be unable to timely complete necessary improvements to its operating systems, procedures and controls to support future operations.

CAPACITY CONSTRAINTS MAY IMPEDE REVENUE GROWTH AND PROFITABILITY.

     We believe that satisfactory performance, reliability and availability of our TVemail-TM- appliances and Server Systems infrastructure will be critical to the Company's reputation and ability to attract customers and maintain adequate customer service levels. Any significant or prolonged capacity constraints could delay or prevent customers from sending or gaining access to their documents or other data or services. Such constraints could decrease our ability to acquire and retain customers and prevent us from achieving the necessary growth in revenue to achieve profitability. If the amount of traffic increases substantially and we experience capacity constraints, we may need to spend significant amounts to expand and upgrade our technology and network infrastructure. Furthermore, we may be unable to predict the rate or timing of any increases in the use of its services in order to respond in a timely manner.

SYSTEMS FAILURES AND BUSINESS INTERRUPTIONS WHICH WOULD HARM OUR BUSINESS.

     Our success will depend in part on the efficient and reliable operation of TVemail-TM- service sufficient to accommodate a large number of subscribers. We intend to locate our Server Systems at multiple sites with redundant functions in order to reduce the risks of system failure, however, the Server Systems are vulnerable to damage from fire, power loss, telecommunications failures, break-ins and other events, which could lead to: interruptions or delays in our service; loss of data; or the inability to accept, transmit and confirm customer documents and data. Our business may be materially adversely effected if its service is interrupted. Although we intend to implement network security measures, our systems may be vulnerable to computer viruses, electronic break-ins, attempts by third parties deliberately to exceed the capacity of the systems and similar disruptions, any of which could have a material adverse effect on our business.

               RISKS RELATING TO THE INTERNET AND ONLINE COMMERCE

PRIVACY CONCERNS MAY DISCOURAGE CUSTOMERS FROM USING THE COMPANY'S SERVICES.

     Concerns over the security of online transactions and the privacy of users may inhibit the growth of the Internet as a means of delivering documents and data. We may need to incur significant expenses and use significant resources to protect against the threat of security breaches or to alleviate problems caused by such breaches. We plan to rely on encryption and authentication technology to provide secure transmission of confidential information. If our security measures do not prevent security breaches, we could suffer operating losses, damage to its reputation, litigation and possible liability. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of our encryption and authentication technology and could enable an outside party to steal proprietary information or interrupt its operations.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES RELATING TO THE INTERNET COULD HARM OUR BUSINESS.

     Changes in the regulatory environment could negatively impact our ability to generate revenues and increase our expenses. The Internet is largely unregulated and the laws governing the Internet remain unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy and taxation apply to the Internet. In addition, because of increasing popularity and use of the internet, any number of laws and regulations may be adopted with respect to the internet or other online services covering issues such as: user privacy; security; pricing; content; copyrights; distribution; taxation; and characteristics and quality of services. Such regulations could impose additional costs or interdicts on our activities, which could have a material adverse effect.

IF THE INTERNET INFRASTRUCTURE FAILS, OUR BUSINESS MAY SUFFER.

     We cannot be certain that the infrastructure or complementary services necessary to maintain the Internet as a useful, convenient or secure means of transferring documents and data will continue to develop. The Internet infrastructure may not support the demands that growth may place on it, and the performance and reliability of the Internet may decline, which could have a material adverse effect on our business.

THE COMPANY DEPENDS ON THIRD-PARTY PROVIDERS OF INTERNET AND TELECOMMUNICATIONS SERVICE.

     Our operations depend on third parties for Internet access and telecommunications. Frequent or prolonged interruptions of these services could result in significant losses of revenues. These types of occurrences could also cause users to perceive our products as not functioning properly and therefore encourage them to use other methods to deliver and receive information. We have limited control over these third parties and there can be no assurance that we will be able to maintain relationships with them on acceptable commercial terms. Nor can there be any assurance that the quality of services that they provide will remain at the levels needed to enable us to conduct our business effectively. Each of these third parties has likely experienced outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to the Company's systems.

COSTS OF TRANSMITTING DOCUMENTS AND DATA COULD INCREASE.

     The cost of transmitting documents and data over the Internet could increase, and the Company may not be able to increase its prices to cover such rising costs. Several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet and on-line service providers in a manner similar to long distance telephone carriers and to impose access fees on such providers. Also, foreign laws and state tax laws and regulations relating to the provision of services over the Internet are still developing. If individual states impose taxes on services provided over the Internet, our cost of providing TVemail-TM- and other services may increase.

ITEM 7. FINANCIAL STATEMENTS.

     See Index to Consolidated Financial Statements on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On September 22, 1999, we engaged Deloitte & Touche LLP, New York, New York, as independent auditors, to audit our financial statements for the year ended December 31, 1999 and, consequently, ended the engagement of Want & Ender, CPA, P.C., New York, New York. Such actions were approved by our Board of Directors as of November 11, 1999. Want & Ender neither resigned nor declined to stand for re-election. None of Want & Ender's reports on the financial statements of the Company for either of the two years ended December 31, 1998 and December 31, 1997 contained an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope, or accounting principles. We had no disagreements with Want & Ender on any matter of accounting principles or practices, financial statements disclosure, or auditing scope or procedure which could have caused them to make reference to the subject matter of such disagreement in connection with their report.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

                        EXECUTIVE OFFICERS AND DIRECTORS

     The following table sets forth certain information regarding the directors and executive officers of the Company.


NAME                      AGE     POSITIONS
----                      ---     ---------
John R. Varsames          49      Director President and Chief Executive Officer
Michael T. Grennan        46      Director, Secretary, Treasurer and Chief
                                  Financial Officer
Leopold Abraham II        72      Director
Stanley M. Blau           62      Director
James Bowman              48      Director
Charles W. Quatt          53      Director
Victor Reichenstein       75      Director
Daniel J. Peterson        41      Vice President of Business Development


     Charles W. Quatt is the brother-in-law of John R. Varsames.

     The following information is furnished for each of the directors and executive officers of the Company:

     JOHN R. VARSAMES has served as the President and Chief Executive Officer of the Company since April 1999 and became a director of the Company in November 1999. His term as a director expires at the Annual Meeting of Stockholders in 2002. In June 1996, Mr. Varsames founded and became the Chief Executive Officer of Navis Technologies, Inc. From 1994 to 1996 Mr. Varsames served initially as a consultant and then Vice President for AirMouse Remote Controls and its AirMarket Interactive System. From 1984 to 1994 he was the President and Chief Executive Officer of Northshore Companies, a construction, development and real estate investment firm.

     MICHAEL T. GRENNAN is a Certified Public Accountant and has served as the Secretary, Treasurer and Chief Financial Officer of the Company since April 1999 and became a director of the Company in November 1999. His term as a Director of the Company expires at the Annual Meeting of Stockholders in 2001. Prior to joining the Company, Mr. Grennan worked for seven years as a self-employed business and financial consultant. Previously, Mr. Grennan worked for 14 years in public accounting, first on the audit staff of Coopers & Lybrand, and then as a staff member, manager and partner of the accounting firm of Urbach, Kahn, and Werlin, PC.

     LEOPOLD ABRAHAM II became a director of the Company in November 1999 and his term expires at the Annual Meeting of Stockholders in 2002. Mr. Abraham served as Chairman and Chief Executive Officer of Associated Merchandising Corporation, a retail merchandising and sourcing organization, from 1977 until his retirement in 1993. Since retiring from Associated Merchandising, Mr. Abraham was a director of Liz Claiborne, Inc. from 1993 to 1998. He currently serves on the boards of directors of: R.G. Barry Corp., a manufacturer of comfort footwear (since 1993); Signet Group, plc, an operator of retail jewelry stores in the United States and the United Kingdom (since 1994); Galey & Lord, Inc., a manufacturer of textile products (since 1993); and the Smith Barney Funds Board (since 1994).

     STANLEY M. BLAU became a director of the Company in November 1999 and his term expires at the Annual Meeting of Stockholders in 2001. Mr. Blau is currently retired and has not been employed since 1996. Mr. Blau served on the board of directors of Executone Information Systems, Inc., a developer and distributor of voice and data communication systems, from 1988 until 1999, and served as the Vice Chairman of the board of directors from 1988 until 1996. Since 1998, Mr. Blau has been a partner in PS Capital LLC, a firm investing in high technology startup companies in the Internet, e-commerce and telecommunications fields.

     JAMES BOWMAN became a director of the Company in November 1999 and his term expires at the Annual Meeting of Stockholders in 2000. Since 1982, Mr. Bowman has been a Senior Partner at Forbes Consulting, a market research and consulting company.

     CHARLES W. QUATT became a director of the Company in March 2000 and his term expires at the Annual Meeting of Stockholders in 2001. Mr. Quatt is currently the founder and President of Quatt Associates, Inc., a management consulting firm. Prior to founding Quatt Associates, from 1987 to 1996, Mr. Quatt was a manager and consultant with the Hay Group. Mr. Quatt currently serves as a director of the Hay Group.

     VICTOR REICHENSTEIN became a director of the Company in November 1999 and his term expires at the Annual Meeting of Stockholders in 2000. Mr. Reichenstein was the President and a director of the Company (when it was formerly known as Webcor Electronics, Inc.) from 1971 until the Company filed for bankruptcy in 1989. Since 1989, Mr. Reichenstein has been a private investor at Vicel Inc., an investment firm. From 1993 to 1995, he served as a director of Safeskin Corporation, a company engaged in the manufacture of disposable gloves.

     DANIEL J. PETERSON became Vice President of Business Development on September 1, 1999. During 1998, Mr. Peterson was the Vice President and General Manager of the Equipe Division - East Coast at PRI Automation. From 1996 through 1998, Mr. Petereson was the Vice President of Sales & Marketing of the OEM Systems Division with PRI Automation. From 1995 through 1996, Mr. Peterson was a Site Operations Manager with Applied Materials. Prior to joining Applied Materials, Mr. Peterson was the Director of Marketing and Sales of the Automated Systems Group at Schlumberger Technologies.

             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

For the year ended December 31, 1999, the following persons who were directors, officers, or beneficial owners of more than 10% of the Common Stock during such year, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during such year or any prior fiscal year. Sally Fonner, who is no longer a Director of the Company, did not timely file a Form 3 when she was elected a Director on March 23, 1999, but filed a Form 3 on May 7, 1999 reporting her status as a Director as well as the securities that she beneficially owned as of the filing date. Daniel J. Peterson was appointed as an executive officer on December 6, 1999, but has yet to file the required Form 3. Charles W. Quatt became a Director on March 17, 2000, but has yet to file the required Form 3. The following Directors each failed to file the required Form 4 in connection with stock option grants made pursuant to the 1999 Non-Employee Directors' Stock Option Plan on December 6, 1999: Leopold Abraham II, Stanley M. Blau, James Bowman, Charles W. Quatt and Victor Reichenstein. The Company has notified each officer and director of any failure to file and the Company anticipates that each such officer and director will file all required forms during the second quarter of 2000.

ITEM 10. EXECUTIVE COMPENSATION.

                             EXECUTIVE COMPENSATION

         The following table sets forth the compensation paid or accrued for services rendered in 1999 by the Chief Executive Officer and the other two executive officers of the Company (the "Named Executive Officers"). Prior to April 1999, the Company did not have any operations and Sally A. Fonner served as the sole executive officer until her resignation on April 5, 1999. Ms. Fonner received no compensation other than the following which was paid to Capston Network Company in connection with a plan of reorganization approved by the Company's stockholders (i) 181,389 shares of the Company's Common Stock and (ii) $150,000 in cash. Ms. Fonner is an affiliate of Capston Network Company.



                                                                                               Long Term
                                                       Annual Compensation                   Compensation
                                        -------------------------------------------------- ------------------
Name and                                                                 Other Annual        Shares Under
Principal Position             Year       Salary ($)      Bonus ($)    Compensation ($)      Option Awards
---------------------------- ---------- ------------- -------------- --------------------- ------------------
John R. Varsames President     1999          114,944     ------             ------                n/a
and Chief Executive            1998          127,076     ------             ------
Officer(1)                     1997           72,950     ------             ------

Michael T. Grennan             1999           93,877     ------             ------                n/a
Secretary, Treasurer and
Chief Financial Officer(2)

Daniel J. Peterson Vice        1999           32,791     ------             ------                n/a
President of Business
Development(3)


(1) John R. Varsames was appointed President and Chief Executive Officer of the Company on April 5, 1999. The salary reflected for 1999 is the actual amount paid to Mr. Varsames for his service from the time he was appointed through December 31, 1999. The Compensation reflected for years 1998 and 1997 was the compensation received by Mr. Varsames in his capacity as the President and Chief Executive Officer of Navis Technologies, Inc.

(2) Michael T. Grennan was appointed Secretary, Treasurer and Chief Financial Officer on April 5, 1999. The salary reflected for 1999 is the actual amount paid to Mr. Grennan for his service from the time he was appointed through December 31, 1999.

(3) Daniel J. Peterson was appointed Vice President of Business Development on September 1, 1999. The salary reflected for 1999 is the actual amount paid to Mr. Peterson for his service from the time he was appointed through December 31, 1999.

         None of the named executive officers held or were issued options to acquire shares of the Company's Common Stock during the year ending December 31, 1999.

                              DIRECTOR COMPENSATION

         Each director of the Company who is not an employee of the Company is reimbursed for reasonable out-of-pocket expenses incurred in attending meetings. In addition, provided the 1999 Non-Employee Directors' Stock Option Plan (the "1999 Director Plan") is approved by the stockholders, non-employee directors are entitled to certain option grants. Under the 1999 Director Plan each non-employee director receives (i) upon first being elected to the board an option for 20,000 shares which vests over one year and (ii) annually, at the time of the annual meeting, an option for 5,000 shares which vests over one year. Pursuant to the 1999 Director Plan, options vest upon any change-in-control of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                          STOCK OWNERSHIP OF DIRECTORS,
                  EXECUTIVE OFFICERS AND PRINCIPAL STOCKHOLDERS

         The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock and Preferred Stock as of April 26, 2000 by (a) each director of the Company, (b) each of the executive officers named in the Summary Compensation Table above, (c) all directors and executive officers as a group and (d) each person known to the Company to own beneficially 5% or more of its Common Stock. Except as otherwise indicated, each such person has sole investment and voting power with respect to the shares shown as being beneficially owned by such person, based on information provided to the Company.


                                                                        Number of Shares of     Percent of
                             Number of Shares of        Percent of        Preferred Stock      Outstanding
                                 Common Stock          Outstanding       Beneficially            Preferred
          Name                Beneficially Owned       Common Stock        Owned                  Stock
          ----                ------------------       ------------        -----                  -----
John R. Varsames                   7,100,000(1)(2)        64.27%                ----                0%
Michael T. Grennan                   250,000(3)            2.26%                ----                0%
Leopold Abraham II                    11,000(4)             *                   ----                0%
Stanley M. Blau                       10,000(4)             *                   ----                0%
James Bowman                          10,000(4)             *                   ----                0%
Charles W. Quatt                       4,000                *                   ----                0%
Victor Reichenstein                  130,000(4)            1.18%                ----                0%
Executive Officers and
Directors as a Group
(8 persons)                        7,515,000              67.78%                ----                0%
Burton G. Friedlander              7,424,100(5)(6)(7)     41.14%             5,000,000            100%


-----------------
*    less than 1%

(1) Mr. Varsames shares beneficial ownership of 7,080,000 shares of Common Stock with his wife, Heidi A. Varsames. Mr. Varsames holds sole voting power of these 7,080,000 shares pursuant to a proxy from his wife.
(2) Includes 20,000 shares of Common Stock held of record by the adult children of Mr. and Mrs. Varsames, Kristen Varsames and Lori A. Varsames. Mr. Varsames holds sole voting power over these 20,000 shares pursuant to proxies from Kristen Varsames and Lori A. Varsames.
(3) Mr. Grennan's reported holdings do not include 2,000 shares that are held by his father, as to which he disclaims beneficial ownership.
(4) Includes 10,000 shares which may be acquired within sixty days after April 26, 2000 by exercise of stock options by non-employee directors pursuant to grants made under 1999 Non-Employee Directors' Stock Option Plan provided that such plan is approved by the Company's stockholders.
(5) Includes 5,000,000 shares of Common Stock issuable upon conversion of 5,000,000 shares of Preferred Stock and 2,000,000 shares of Common Stock issuable upon exercise of immediately exercisable warrants.

(6) Mr. Friedlander exercises voting and investment control over shares of Common Stock and Preferred Stock held by Friedlander International Limited ("FIL") and Friedlander Limited Partnership ("FLP") through their investment manager, Freidlander Capital Management Corp. ("FCMC") of which Mr. Friedlander is the sole Stockholder.
(7) Information as to Mr. Friedlander, FIL, FLP and FCMC is based on a Statement on Schedule 13D filed by Mr. Friedlander and FCMC with the Commission on July 15, 1999 and a Form 4 for June 1999 provided by Mr. Friedlander and FCMC, and the Company assumes no responsibility for such information.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        On April 5, 1999, the Company acquired Navis in a transaction whereby the stockholders of Navis exchanged all of their Navis stock for 8,000,000 shares of newly issued Common Stock (or approximately 80% of the Company's then outstanding Common Stock), and Navis became a wholly-owned subsidiary of the Company. Pursuant to the Navis transaction, Mr. Varsames became the beneficial owner of approximately 71% of the Company's then outstanding Common Stock, was appointed President and Chief Executive Officer of the Company, and acquired the contractual right to designate individuals for appointment to the Board. Mr. Varsames shares beneficial ownership of 7,080,000 shares of Common Stock with his wife, Heidi A. Varsames. Prior to the Navis Transaction, Mr. Varsames was not a director, officer or stockholder of, or otherwise related to, the Company.

         On April 6, 1999, the Company entered into the Friedlander Transaction, pursuant to which Friedlander purchased Preferred Stock and Warrants convertible into and exercisable for, respectively, approximately 41% of the then outstanding Common Stock and was granted the contractual right to designate two individuals for appointment to the Board. Prior to the Friedlander Transaction, neither Friedlander nor Mr. Friedlander was a director, officer or stockholder of, or otherwise related to, the Company. Mr. Friedlander designated Mr. Blau and Mr. Abraham as Directors, each of whom was appointed in November 1999.

        In connection with the Navis Transaction and Friedlander Transaction, the Company agreed to issue 1,460,000 shares of Common Stock to certain consultants and advisors, including 540,000 shares of Common Stock that were issued to persons designated by Capston, 270,000 shares of Common Stock that were issued to legal counsel for the parties and 650,000 shares of Common Stock that were issued to certain financial consultants as finders' fees. Ms. Fonner was so designated by Capston to receive 180,600 of such 540,000 shares of Common Stock. George W. Schiele received 600,000 of the 650,000 shares of Common Stock issued as finders' fees. Mr. Schiele transferred 250,000 of the 600,000 shares to Mr. Friedlander. Mr. Friedlander was recruited by Mr. Schiele to perform services for the Company and thereby became entitled to 250,000 shares based on a Statement on Schedule 13G filed on July 1, 1999 by Mr. Schiele. In addition to the above mentioned stock compensation, upon the closing of the Navis Transaction, Navis paid $250,000 (the "Cash Compensation") in cash to Capston, $100,000 of which Capston, in turn, paid to Mr. Schiele and another individual ($50,000 each) who acted as finders in connection with the Navis Transaction, and the remaining $150,000 was retained by Capston. An oral agreement (the "Cash Condition Agreement") between Capston and Navis provided that Capston's $150,000 portion of the Cash Compensation is subject to repayment in the event that the Common Stock fails to trade at or above $5.00 per share on a national securities exchange or in the National Association of Securities Dealers' SmallCap Market for at least 45 consecutive trading days within the six months immediately following the closing of the Navis Transaction. The Cash Condition Agreement was later modified to provide that the relevant time period for such trading would be the four months immediately following the filing of the Report on Form 10-KSB for the fiscal year ending March 31, 1999, rather than the six months immediately following the Navis Transaction.

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

         Ms. Fonner and Capston agreed to reimburse the Company $150,000 (the "Reimbursement") for legal fees incurred by the Company. The Reimbursement has yet to be received by the Company.

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

         The Company has retained Forbes Consulting Group, Inc. ("Forbes") to perform certain consumer market research and consulting services. The Company estimates the projected total cost of such services to be approximately $90,000 to $100,000. It has made payments aggregating approximately $118,447 to Forbes through the first quarter of 2000. Mr. Bowman is a senior partner of Forbes.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS:

                                  EXHIBIT TABLE

 EXHIBIT NO.    DESCRIPTION
 -----------    -----------

    3(a)        Amended and Restated Certificate of Incorporation ***

    3(b)        Amended By-laws ***

     4.1        Certificate of Powers, Designations,
                Preferences and Rights of the Convertible
                Preferred Stock, par value $.01 per
                share, of the Company.*

     4.2 Common Stock Purchase Warrant dated April 6, 1999 between the Company and Friedlander International
                Limited. *

     4.3 1-Year 18 Percent Convertible Debenture due May 3, 2000 of Navis in principal amount of $200,000. ***

     4.4 1-Year 18 Percent Convertible Debenture due May 3, 2000 of Navis in principal amount of $250,000. ***

     4.5        $50,000 Convertible promissory note of Navis, issued
                January 8, 1999. ***

     4.6 1-Year 12 Percent Convertible Debenture due March 23, 2000 of Navis in principal amount of $100,000. ***

     4.7        12% Promissory Note of Navis Technologies, Ltd. to John
                R. Varsames, dated April 7, 1998 in principal amount of $50,000, payable on demand. ***

     4.8        12% Promissory Note of Navis Technologies, Ltd. to John
                R. Varsames, dated April 28, 1998 in principal amount of $18,000, payable on demand. ***

     4.9        12% Promissory Note of Navis Technologies, Ltd. to John
                R. Varsames, dated May 4, 1998 in principal amount of $7,500, payable on demand. ***

    4.10        12% Promissory Note of Navis Technologies, Ltd. to John
                R. Varsames, dated May 14, 1998 in principal amount of $28,000, payable on demand. ***

    4.11        12% Promissory Note of Navis Technologies, Ltd. to John
                R. Varsames, dated May 28, 1998 in principal amount of $5,200, payable on demand. ***

    4.12        12% Promissory Note of Navis Technologies, Ltd. to John
                R. Varsames, dated June 11, 1998 in principal amount of $10,000, payable on demand. ***

    4.13       12% Promissory Note of Navis Technologies, Ltd. to John
               R. Varsames, dated June 25, 1998 in principal amount of $500, payable on demand. ***

    4.14       12% Promissory Note of Navis Technologies, Ltd. to John
               R. Varsames, dated January 27, 1999 in principal amount of $6,000, payable on demand. ***

    4.15       12% Promissory Note of Navis Technologies, Ltd. to John
               R. Varsames, dated January 31, 1999 in principal amount of $56,948, payable on demand. ***

    4.16       12% Promissory Note of Navis Technologies, Ltd. to John
               R. Varsames, dated February 2, 1999 in principal amount of $5,000, payable on demand. ***

    4.17       12% Promissory Note of Navis Technologies, Ltd. to John
               R. Varsames, dated February 5, 1999 in principal amount of $5,000, payable on demand. ***

    4.18       12% Promissory Note of Navis Technologies, Ltd. to John
               R. Varsames, dated February 23, 1999 in principal amount of $5,000, payable on demand. ***

    4.19       12% Promissory Note of Navis Technologies, Ltd. to John
               R. Varsames, dated March 4, 1999 in principal amount of $20,000, payable on demand. ***

    4.20       12% Promissory Note of Navis Technologies, Ltd. to John
               R. Varsames, dated March 5, 1999 in principal amount of $1,000, payable on demand. ***

    4.21       12% Promissory Note of Navis Technologies, Ltd. to John
               R. Varsames, dated March 23, 1999 in principal amount of $5,500, payable on demand.***

    4.22 12% Convertible Debenture to Lance Murdock due May 3, 2000 in principal amount of $30,000.

    4.23 12% Convertible Debenture to Robert Francis Corvino due May 3, 2000 in principal amount of $50,000.

    4.24 10% Subordinated Convertible Debenture to Seafont Pty. Ltd., due March 13, 2001 in principal amount of $500,000.

    4.25 Form of Common Stock Purchase Warrant for March/April 2000 European Stock Placement.

    10.1 Reorganization Agreement, dated April 5, 1999, between and among the Company, Navis Technologies Limited, and the stockholders of Navis Technologies Limited. *

    10.2 Purchase and Sale Agreement, dated April 6, 1999, between the Company and Friedlander International Limited. *

    10.3       Plan of Reorganization and Proposed Operations. **

    10.4 Lease Agreement by and between Airmouse House, Ltd. Partnership, and the Company with respect to certain premises in Williston, Vermont.***

    10.5 Sublease Agreement, dated June 15, 1999, between the Company and NYBOR Corporation with respect to a portion of the Company's leased premises in Williston Vermont. ***

    10.6 Agreement of Lease between 866 U.N. Plaza Associates LLC and the Company with respect to a portion of the 3rd Floor at 866 U.N. Plaza, New York, New York. ***

    10.7 Stock Purchase Agreement by and among James D. Richards, III and Martine Richards, the Company and SolutioNet, Ltd., dated August 6, 1999 ***

    10.8 Consulting Agreement dated as of August 6, 1999 between SolutioNet, Ltd. and James D. Richards, III. ***

    10.9 Shareholders' Agreement, dated as of August 6, 1999, by and among James D. Richards, III and Martine Richards, the Company and SolutioNet, Ltd. ***

   10.10 Asset Purchase Agreement dated as of August 13, 1999, by and between WebATM.com, Inc. and Gary Cronin***

   10.11 Letter Agreement dated as of August 26, 1999, among Capston Network Company and the Company***

   10.12       1997 Incentive Stock Plan. ***

   10.13       Agreement dated December 30, 1999 between Navinet and the
               Company.

   10.15 Note (Debenture) Purchase Agreement dated March 13, 2000 by and between Seafont Pty. Ltd. and the Company.

   10.16 Form of Common Stock Purchase Agreement for March/April 2000 European Stock Placement.

   10.17       2000 Stock Incentive Plan.

   10.18 Joint Venture Agreement dated as of March 24, 2000 between Seafont Pty. Ltd and the Company.

   10.19 Service and Private Label Agreement dated as of March 20, 2000 between the Company and CoolEmail.com, Inc.

   10.20 Memorandum of Understanding dated as of March 24, 2000 between the Company and Cesky Telecom a.s.

    16.1       Letter on change in certifying accountant.(II)

    20.1       The Company's Current Report on Form 8-K filed April 5,
               1999. ***

    20.2       The Company's Current Report on Form 8-K filed April 20,
               1999***

    20.3       The Company's Proxy Statement filed April 27, 1998.***

    20.4       The Company's Proxy Statement filed January 1, 1997.***

    21.1       A list of Subsidiaries of the Company.

    23.1       Consent of Want and Ender CPA, P.C., Independent
               Auditors.***

    24.1       Power of Attorney by Directors in favor of John R. Varsames.

     27        Financial Data Schedule.

----------------
* Previously filed with, and incorporated by reference to, the Company's Current Report on Form 8-K filed April 20, 1999.

** Incorporated by reference to the Company's Proxy Statement filed April 27, 1998, which was attached to the Company's Form 10-KSB filed September 22, 1999.

*** Previously filed with, and incorporated by reference to, the Company's Form 10-KSB filed September 22, 1999.

II Previously filed with, and incorporated by reference to, the Company's Current Report on Form 8-K filed November 12, 1999.

         (b) REPORTS ON FORM 8-K.

         The Company filed a Current Report on Form 8-K on November 12, 1999.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      eNOTE.COM INC.

Date:  April 14, 2000                 By: /s/ JOHN R. VARSAMES
                                          --------------------------------------
                                      John R. Varsames
                                      President and Chief Executive Officer

     In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  April 14, 2000                 By: /s/ JOHN R. VARSAMES
                                          --------------------------------------
                                      John R. Varsames
                                      President and Chief Executive Officer,
                                      Director (Principal Executive Officer)

Date:  April 14, 2000                 By:  /s/ MICHAEL T. GRENNAN
                                          --------------------------------------
                                      Michael T.  Grennan
                                      Treasurer, Secretary and Chief Financial
                                      Officer, Director
                                      (Principal Financial Officer and Principal
                                      Accounting Officer)


Date:  April 14, 2000                      *
                                      ------------------------------------------
                                      Lee Abraham, Director

Date:  April 14, 2000                      *
                                      ------------------------------------------
                                      Stanley M. Blau, Director

Date:  April 14, 2000                      *
                                      ------------------------------------------
                                      James Bowman, Ph.D., Director

Date:  April 14, 2000                      *
                                      ------------------------------------------
                                      Charles Quatt, Ph.D., Director

Date:  April 14, 2000                      *
                                      ------------------------------------------
                                      Victor Reichenstein, Director

                                      *By: /s/ JOHN R. VARSAMES
                                      ------------------------------------------
                                      John R. Varsames, Attorney-in-fact

ENOTE.COM INC.

TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                    PAGE
INDEPENDENT AUDITORS' REPORTS:

   Report of Deloitte & Touche LLP                                   F-2

   Report of Kelleher & Company                                      F-3

CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
 DECEMBER 31, 1999 AND 1998:

   Balance Sheets                                                    F-4

   Statements of Operations                                          F-5

   Statements of Stockholders' Equity (Deficit)                      F-6

   Statements of Cash Flows                                          F-7

   Notes to Financial Statements                               F-8 through F-16


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of eNote.Com Inc.
Williston, Vermont

We have audited the accompanying consolidated balance sheet of eNote.Com Inc. (the "Company") as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted within the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 1999 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted within the United States of America.

/s/ Deloitte & Touche LLP

New York, New York
March 10, 2000 (April 20 as to Note 13)

                               KELLEHER & COMPANY




To the Board of Directors and Stockholders
Navis Technologies, Ltd.


We have audited the accompanying balance sheet of Navis Technologies, Ltd. as of December 31, 1998, and the related statements of income, accumulated deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Navis Technologies, Ltd. as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


   /s/
----------------------
Kelleher & Company


December 21, 1999





                          CERTIFIED PUBLIC ACCOUNTANTS
        -------------------------------------------------------------
              137 South Street, Boston, MA 02111 - (617) 451-9720
eNOTE.COM INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998

--------------------------------------------------------------------------------


                                                                           1999           1998
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                           $   324,392    $      --
Accounts receivable                                                        --           18,159
Inventories                                                             814,773          2,770
Prepaid expenses and other current assets                                36,206           --
                                                                    -----------    -----------
           Total current assets                                       1,175,371         20,929

PROPERTY AND EQUIPMENT - Net                                            615,541         33,762

INTANGIBLES - Net                                                       375,914           --

SECURITY DEPOSITS                                                       124,242           --

TOTAL ASSETS                                                        $ 2,291,068    $    54,691
                                                                    ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses                               $   660,937    $   220,166
Notes payable-stockholder                                                 7,045        196,947
Convertible debentures                                                   80,000        450,000
Other current liabilities                                                50,000           --
                                                                    -----------    -----------
           Total current liabilities                                    797,982        867,113
                                                                    -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT):
Convertible preferred stock, $1.00 par value, 5,000,000
  shares authorized, issued and outstanding in 1999; none in 1998     5,000,000           --
Common stock, $0.01 par value,  25,000,000 shares authorized;
  10,049,491 and 7,600,000 issued and outstanding,
  in 1999 and 1998, respectively                                        100,495         76,000
Common stock warrants                                                   740,000           --
Due from related party                                                 (150,000)          --
Unearned compensation                                                  (109,263)          --
Additional paid-in capital                                              537,358        (75,800)
Accumulated deficit                                                  (4,625,504)      (812,622)
                                                                    -----------    -----------
           Total stockholders' equity (deficit)                       1,493,086       (812,422)
                                                                    -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
  (DEFICIT)                                                         $ 2,291,068    $    54,691
                                                                    ===========    ===========


See notes to consolidated financial statements.

eNOTE.COM INC

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1999 AND 1998

--------------------------------------------------------------------------------

                                                           1999           1998
NET REVENUE                                         $      --      $   237,213
                                                    -----------    -----------
OPERATING EXPENSES:

Sales and marketing                                     463,430        412,360
Research and development                                598,042           --
General and administrative (including
    $128,390 of stock-based compensation in 1999)     1,906,018        656,787

Depreciation and amortization                           114,224          4,062
                                                    -----------    -----------
           Total operating expenses                   3,081,714      1,073,209
                                                    -----------    -----------
LOSS FROM OPERATIONS                                 (3,081,714)      (835,996)

INTEREST AND OTHER INCOME - Net                          81,413           --

INTEREST EXPENSE                                        (32,999)       (53,711)
                                                    -----------    -----------

NET LOSS                                             (3,033,300)      (889,707)

PREFERRED STOCK DIVIDEND                               (740,000)          --
                                                    -----------    -----------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS          $(3,773,300)   $  (889,707)
                                                    ===========    ===========
BASIC AND DILUTED NET LOSS PER COMMON SHARE         $     (0.40)   $     (0.12)
                                                    ===========    ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING            9,409,902      7,600,000
                                                    ===========    ===========


See notes to consolidated financial statements.

eNOTE.COM INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 1999 AND 1998

--------------------------------------------------------------------------------




                                                          CONVERTIBLE                                            COMMON
                                                        PREFERRED STOCK                COMMON STOCK           STOCK WARRANTS
                                                        ---------------                ------------           --------------
                                                       SHARES          TOTAL       SHARES       TOTAL      SHARES        TOTAL
BALANCE, JANUARY 1, 1998                                    --     $      --     7,600,000   $    76,000       --     $      --
  Net loss                                                  --            --          --            --         --            --
                                                       ---------   ----------- -----------   ----------- ----------   -----------

BALANCE, DECEMBER 31, 1998                                  --            --     7,600,000        76,000       --            --
    Issuance of shares to Webcor's stockholders             --            --       589,491         5,895       --            --
    Conversion of debentures                                --            --       400,000         4,000       --            --
    Issuance of convertible preferred stock for cash   5,000,000     4,260,000        --            --         --            --
    Costs related to Navis acquisition                      --            --          --            --         --            --
    Issuance of common stock warrants                       --            --          --            --      740,000       740,000
    Issuance of shares in connection with Navis             --            --          --            --         --            --
      Acquisition and issuance of preferred stock           --            --     1,460,000        14,600       --            --
    Costs relating to services received in
      connection with Navis Acquisition and
      issuance of preferred shares                          --            --          --            --         --            --
    Deemed dividend preferred stock                         --         740,000        --            --         --            --
    Due from related party                                  --            --          --            --         --            --
    Unearned stock compensation                             --            --          --            --         --            --
    Amortization of unearned stock compensation             --            --          --            --         --            --
    Net loss                                                --            --          --            --         --            --
                                                       ---------   ----------- -----------   ----------- ----------   -----------
BALANCE, DECEMBER 31, 1999                             5,000,000   $ 5,000,000  10,049,491   $   100,495    740,000   $   740,000
                                                       =========   =========== ===========   =========== ==========   ===========


                                                                                               RETAINED
                                                       DUE FROM                  ADDITIONAL    EARNINGS
                                                        RELATED      UNEARNED      PAID-IN   (ACCUMULATED
                                                         PARTY     COMPENSATION    CAPITAL     DEFICIT)         TOTAL
                                                         -----     ------------    -------     --------         -----

BALANCE, JANUARY 1, 1998                               $      --    $      --   $   (75,800) $    77,085    $    77,285
  Net loss                                                    --           --          --       (889,707)      (889,707)
                                                       -----------  ----------- -----------  -----------    -----------

BALANCE, DECEMBER 31, 1998                                    --           --       (75,800)    (812,622)      (812,422)
    Issuance of shares to Webcor's stockholders               --           --        (5,895)        --             --
    Conversion of debentures                                  --           --       396,000         --          400,000
    Issuance of convertible preferred stock for cash          --           --          --           --        4,260,000
    Costs related to Navis acquisition                        --           --       (39,582)        --          (39,582)
    Issuance of common stock warrants                         --           --          --           --          740,000
    Issuance of shares in connection with Navis               --           --          --           --             --
      Acquisition and issuance of preferred stock             --           --     1,445,600         --        1,460,000
    Costs relating to services received in
      connection with Navis Acquisition and
      issuance of preferred shares                            --           --    (1,460,000)        --       (1,460,000)
    Deemed dividend preferred stock                           --           --          --       (740,000)          --
    Due from related party                                (150,000)        --          --           --         (150,000)
    Unearned stock compensation                               --       (237,653)    237,653         --             --
    Amortization of unearned stock compensation               --        128,390        --           --          128,390
    Net loss                                                  --           --          --     (3,033,300)    (3,033,300)
                                                       -----------  ----------- -----------  -----------    -----------
BALANCE, DECEMBER 31, 1999                             $  (150,000) $  (109,263)$   537,358  $(4,625,504)   $ 1,493,086
                                                       ===========  =========== ===========  ===========    ===========



See notes to consolidated financial statements.

eNOTE.COM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------


                                                                                       1999           1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                      $(3,033,300)   $  (889,707)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                   114,224          4,062
    Stock-based compensation                                                        128,390           --
    Share of SolutioNet loss                                                          4,128           --
    Changes in assets and liabilities:
      Decrease in accounts receivable                                                18,159         13,907
      Increase in inventory                                                        (812,003)          --
      Increase in prepaid expenses and other current assets                         (36,206)          --
      Increase in accounts payable and accrued expenses                             440,771        204,312
      Increase in security deposits                                                (124,242)          --
                                                                                -----------    -----------
           Net cash used in operating activities                                 (3,300,079)      (667,426)
                                                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                              (658,394)       (28,917)
  Investment in SolutioNet                                                         (250,000)          --
  Purchases of intangibles                                                          (67,651)          --
  Purchase of website                                                               (50,000)          --
                                                                                -----------    -----------
             Net cash used in investing activities                               (1,026,045)       (28,917)
                                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of convertible debentures                                  180,000        646,947
  Repayment of convertible debentures                                              (150,000)          --
  Repayment of convertible note payable- stockholder                               (189,902)          --
  Loan to related party                                                            (150,000)          --
  Proceeds from issuance of convertible preferred stock and warrants              5,000,000           --
  Costs related to Navis acquisition                                                (39,582)          --
                                                                                -----------    -----------
           Net cash provided by financing activities                              4,650,516        646,947
                                                                                -----------    -----------

NET INCREASE (DECREASE) IN CASH AND
  AND CASH EQUIVALENTS                                                              324,392        (49,396)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                           --           49,396
                                                                                -----------    -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                          $   324,392    $      --
                                                                                ===========    ===========
SUPPLEMENTAL NONCASH TRANSACTIONS

AMOUNT PAID FOR INTEREST                                                        $    77,606    $      --
                                                                                ===========    ===========

NONCASH EXCHANGES:
  Conversion of debentures into common shares                                   $   400,000    $      --
                                                                                ===========    ===========
  Loan issued in connection with Web ATM acquisition                            $    50,000    $      --
                                                                                ===========    ===========


See notes to consolidated financial statements.

eNOTE.COM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.    ORGANIZATION

      eNote.Com Inc. (the "Company") (formerly Webcor Electronics, Inc.), is a successor of Navis Technologies, Inc. ( "Navis"). The Company was organized in 1971 under the laws of Delaware and was a public shell. On April 5, 1999, the Company acquired all of the outstanding shares of common stock of Navis ("Navis Acquisition") by issuing 7.6 million of its shares of common stock. Simultaneously, the Company changed its name from Webcor Electronics, Inc. to eNote.Com Inc. Navis was incorporated on August 13, 1996 under the laws of the State of Delaware.

      In connection with the Navis Acquisition, the Company issued an additional 1,460,000 shares of common stock representing 540,000 shares to individuals designated by Capston Network Company ("Capston"), a stockholder of the Company, 270,000 shares to legal counsel and 650,000 shares to certain financial consultants as finders' fees.

      Concurrent with the Navis Acquisition, the Company sold 5 million shares of convertible preferred stock, par value $.01 per share (the "Preferred Stock"), and warrants to purchase 2 million shares of common stock to Friedlander International Limited ("Friedlander") for $5 million in cash (the "Friedlander Transaction"). The Preferred Stock has a liquidation preference of $1 per share, or $5 million in the aggregate, and is convertible into common stock on a one-for-one share basis. The warrants have an exercise price of $1 per share. The warrants were valued at $0.37 per share using the Black Scholes valuation model. Because the Preferred Stock is convertible immediately and the warrants vested immediately, a dividend of $740,000 has been recognized. Since the Navis Acquisition and the Friedlander Transaction were substantially interrelated, the costs incurred in connection with these transactions have been accounted for as a reduction of additional paid-in capital.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

      REVERSE MERGER METHOD OF ACCOUNTING - Following the Navis Acquisition, management of Navis became management of the Company. The former stockholders of Navis owned approximately 80% of the outstanding shares of common stock of the Company immediately following the Navis Acquisition.

      In accordance with generally accepted accounting principles, the Navis Acquisition was accounted for as a reverse merger. As a result, Navis is considered to be the acquiring entity and the Company the acquired entity for accounting purposes, even though the Company is the acquirer for legal purposes. The historical financial information of Navis became the historical financial information of the Company and historical stockholders' equity and earnings per share prior to the merger have been retroactively restated for the equivalent number of shares received in the merger. The financial statements subsequent to the Navis Acquisition include: (1) the balance sheet with the net assets of Navis at historical costs; (2) the results of operations of Navis for 1998 and through the date of the Navis Acquisition and the results of operations of the Company after the acquisition date.

      CHANGE IN YEAR-END - The Company has changed its year-end from March 31 to December 31 to conform to Navis's year-end.

      CASH EQUIVALENTS - For the purposes of statements of cash flows, the Company considers all short term, highly liquid investments with an original maturity of three months or less to be cash equivalents.

      INVENTORY - Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

      REVENUE RECOGNITION - The Company is in the development stage of its product TVEmail. The Company expects to launch its product late during second quarter 2000. The Company had no revenue in 1999. In 1998, the Company recognized revenue as it was earned on contracts. Prior to the Navis Acquisition, Navis was engaged in the sale of electronic devices from its inception until its development of the TVEmail product. As a result, the Company is not considered to be a development stage enterprise.

      The Company expects to derive its revenue principally from monthly service fees and from the sale of TVEmail units.

      RESEARCH AND DEVELOPMENT COSTS - Computer software costs of TVEmail developed for the internal use of the Company are capitalized during the period that the software is being developed. Any costs incurred in the preliminary stages of development and in the operating stages of the software are immediately expensed to research and development. Amortization of the capitalized software costs will begin when the software is ready for its intended use and will be amortize over the expected life of the software. During 1999 the TVEmail software was in the testing stage and accordingly the Company had not begun the amortization of the capitalized software costs.

      FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company's financial instruments, including cash equivalents, accounts receivable, accounts payable, debentures and notes payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.

      Statement of Financial Accounting Standards ("SFAS") No. 133, accounting for derivative instruments and hedging activities, was newly issued in June 1998 with an effective date for fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative financial instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. The Company has not adopted SFAS 133 but does not believe that there will be a material effect on the financial statements.

      PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation is recorded on the straight-line method over the estimated useful lives of the related assets. The Company depreciates furniture and equipment over five years. Leasehold improvements are capitalized and amortized on the straight-line basis over the shorter of their useful life or the term of the lease. Maintenance and repairs are expensed as incurred. When property or equipment is retired or otherwise disposed of, related costs and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in operations.

      The Company reviews assets for impairment whenever events or changes in circumstances indicate the carrying value of the asset may not be recoverable. A determination of impairment, if any, is made based on estimates of undiscounted future cash flows. For the years ended December 31, 1998 and 1999, there have been no asset impairments.

      INTANGIBLES - Intangible assets are amortized using the straight-line method and consists of the following:


TYPE OF INTANGIBLE        AMORTIZATION
                          PERIOD
Goodwill                  3 years
Patents and trademarks    5 years
Covenant not to compete   3 years
Domain names              5 years
Acquired websites         2 years


      As required by SFAS No. 121, accounting for the impairment of long-lived assets to be disposed of, management reviews long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate, to the carrying amount including associated intangible assets of the operation. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on undiscounted cash flows or appraised values, depending upon the nature of the assets.

      USE OF ESTIMATES - The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

      STOCK-BASED COMPENSATION - Stock-based compensation is recognized using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, accounting for stock issued to employees, and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock and is amortized over the vesting period. The Company has adopted the disclosure provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which requires the Company to disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted.

      COMPREHENSIVE INCOME - The Company has adopted the provisions of SFAS No. 130, reporting comprehensive income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in the financial statements. Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to owners. To date, no elements of comprehensive income exist other than net loss.

      SEGMENTS - The Company has adopted the provisions of SFAS No. 131, disclosures about segments of an enterprise and related information. SFAS No. 131 establishes standards for companies to report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company's 1998 revenue was generated from one segment operated in the United States of America. The Company did not have revenue in 1999, therefore no disclosure is made. The Company has determined that it did not have any separately reportable business segments for the year ended December 31, 1999.

3.    STOCK OPTIONS AND EMPLOYEE BENEFIT PLAN

      On April 9, 1997, the Company established a Stock Option Plan (the "1997 Plan"). The 1997 Plan provides for the grant to employees of the Company of incentive stock options to purchase shares of the Company's common stock. The 1997 Plan also provides for the grant to certain employees, officers, directors and consultants of the Company of non-qualified options to purchase shares of the Company's common stock. The 1997 Plan is administered by a committee appointed by the Board of Directors which determines the terms of the options granted, including the exercise price, the number of shares subject to option, and the option vesting period. Stock options generally have a maximum term of three years and vest in equal annual increments over a three-year period beginning one year from the date of grant. The total number of shares available for grants can not exceed 1% of the total number of shares outstanding on the date of the grant with certain limited exceptions. Stock-options outstanding at December 31,1999 have exercise prices between $0.88 and $3.88 and a weighted average contractual life of 1.25 years.

      The following table summarizes stock option plan activity:


                                       WEIGHTED AVERAGE
                                   OPTIONS     EXERCISE PRICE
Outstanding at January 1, 1998       --             $--
  Granted                            --              --
  Canceled                           --              --
  Exercised                          --              --
                                   ------           -----
Outstanding at December 31, 1998     --
  Granted                          95,226            1.18
  Canceled                           --              --
  Exercised                          --              --
                                   ------           -----
Outstanding at December 31, 1999   95,226           $1.18
                                   ======           =====


      A total of 16,000 options with an exercise price ranging from of $1.13 to $1.69 per share are exercisable as of December 31, 1999.

      The Company recorded $237,653 of unearned stock-based compensation during the year ended December 31, 1999 as a result of granting stock options with exercise prices below the estimated fair value of the Company's common stock at the date of grant. Unearned stock-based compensation has been presented as a component of stockholders' equity and is being as a charged to general and administrative expense over the vesting period of the applicable options, which was $128,390 for the year ended December 31, 1999.

      Pro forma information assuming the Company had accounted for its employee stock options granted under the fair value method prescribed by SFAS No. 123 is presented below. The per share weighted-average fair value of stock options granted through December 31, 1999 was $2.12 on the date of grant using the Black Scholes option pricing model (30% volatility). The fair value of options was estimated using a risk-free interest rate of 5%, a dividend yield of 0%, and a weighted average expected life of five years.


                                1999           1998
Net loss:
  As reported          $  (3,773,300)   $  (889,707)
  Pro forma            $  (3,807,187)   $  (889,707)

Basic loss per share
  As reported          $       (0.40)   $     (0.12)
  Pro forma            $       (0.40)   $     (0.12)


      EMPLOYEE BENEFIT PLANS - On July 19, 1999 the Board of Directors approved the Company's 401k plan ("401k Plan"). The 401k Plan was established for the purpose of providing retirement benefits to eligible employees and to enable employees to supplement their retirement by election to have the Company contribute amounts to the 401k Plan in lieu of payments to such employee in cash. The 401k Plan is intended to satisfy the provisions of section 401(k) of the Internal Revenue Code of 1986, as amended. During 1999, there were no contributions made by the Company.

4.    NET LOSS PER COMMON SHARE

      The Company computes net loss per common share in accordance with SFAS No. 128, earnings per share. Under SFAS No. 128, the Company is required to present basic and diluted earnings per share, if applicable. Basic earnings per share is calculated based on weighted average number of shares outstanding during the period. Diluted earnings per share calculation includes the weighted average number of shares outstanding and gives effect to potentially dilutive common shares such as options, warrants and convertible debt and preferred stock outstanding.

      Net loss per common share for the years ended December 31, 1999 and 1998 is based on the weighted average number of shares of common stock outstanding during the periods. Potentially dilutive securities include options, warrants and convertible preferred stock; however, such securities have not been included in the calculations of net loss per common share as their effect would be antidilutive. Therefore, there is no difference between the basic and diluted net loss per common share for any of the periods presented.

5.    INVESTMENTS

      On October 18,1999, the Company acquired 55% of the outstanding shares of SolutioNet, Inc. ("SolutioNet"). The Company neither holds majority seats on SolutioNet's Board of Directors nor control over its operations. Accordingly, the Company has accounted for its investment in SolutioNet under the equity method of accounting. The Company's excess purchase price over its share of SolutioNet's net assets as of the acquisition date was $245,875, which is recorded as goodwill and is being amortized over three years on a straight-line basis. The amount amortized in 1999 was $17,738. At December 31, 1999, as a result of the Company's share in SolutioNet's 1999 losses, the investment has been fully written off.

      Summarized financial information for SolutioNet as of and for the year ended December 31, 1999:


Total assets                                 $  42,983
                                             =========
Total liabilities                            $  35,513
Total stockholders' equity                       7,470

Total liabilities and stockholders' equity   $  42,983
                                             =========

Net revenue                                  $ 234,212
Operating expenses                             243,262

Net loss                                     $  (9,050)
                                             =========




6.    PROPERTY AND EQUIPMENT

      Property and equipment, net at December 31, 1999 and 1998 consists of the following:


                                        1999       1998
Computer equipment and software     $209,921   $   --
Research equipment                   119,915       --
Office equipment                     262,543     55,170
Leasehold improvement                121,185       --

                                     713,564     55,170
Less accumulated depreciation and
  amortization                        98,023     21,408
                                    --------   --------

Property and equipment, net         $615,541   $ 33,762
                                    ========   ========


      Depreciation and amortization expense for the years ended December 31, 1999 and 1998 were $76,615 and $4,062, respectively.

7.    INTANGIBLE ASSETS

      As of December 31, 1999 and 1998, intangible assets, net of accumulated amortization, consists of the following:


                                    1999      1998
Goodwill                        $245,875      $--
Patents and trademarks            81,148       --
Domain names                      16,500       --
Covenants not to compete          20,000       --
Website                           50,000       --
                                --------       ----
                                 413,523       --
Less accumulated amortization     37,609       --
                                --------       ----
                                $375,914      $--
                                ========       ====


8.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Accounts payable and accrued expenses at December 31, 1999 and 1998 consists of the following:


                                           1999       1998

Accounts payable                       $475,246   $107,150
Accrued payroll and benefits             78,957    113,016
Due to stockholder                       99,436       --
                                          7,300       --
                                       --------   --------
Acounts payable and accrued expenses   $660,937   $220,166
                                       ========   ========


9.    CONVERTIBLE DEBENTURES

      On July 15, 1998 and September 9, 1998, Navis issued 18% Convertible Debentures ("1998 Convertible Debentures") of $200,000 and $250,000, respectively, maturing after one year. The 1998 Convertible Debentures were convertible into shares of common stock at $1 per share. Prior to the Navis Acquisition, the $400,000 of the 1998 Convertible Debentures were converted into 400,000 shares of common stock and the balance of $50,000 was repaid. On March 23, 1999 and May 3, 1999, Navis issued 12% Convertible Debentures ("1999 Convertible Debentures) for $100,000 and $80,000, respectively, maturing after one year. The 1999 Convertible Debentures were convertible to shares of common stock at $3 per share. The 1999 Convertible Debentures issued on March 23, 1999 of $100,000 were repaid in 1999.

10.   RELATED PARTY LOANS

      Notes payable to a stockholder are unsecured and short-term in nature. The Company repaid $189,902 of such notes during 1999.

      A loan was made to Capston representing legal fees paid by the Company on its behalf. The loan is due on January 30, 2000.

11.   INCOME TAXES

      In connection with the Company's acquisition of Navis, Navis's status as an S-Corporation was terminated, and Navis became subject to federal and state income taxes. No deferred tax benefit has been provided due to the uncertainty of future earnings.

      The significant components of deferred tax assets at December 31, 1999 are as follows:


Federal tax loss carryforward   $   952,000
State tax loss carryforward         112,000
                                -----------
                                  1,064,000
Valuation allowance              (1,064,000)
                                -----------
Deferred tax asset, net         $      --
                                ===========


12.   LEASING ARRANGEMENTS

      The Company leases certain land, buildings and equipment. These leases are classified as operating leases that expire at various intervals between 2000 and 2004. Certain of these leases contain renewal options and have escalation clauses tied to changes in the Consumer Price Index. Under the terms of the leases, the Company is generally responsible for the payment of property taxes, insurance and maintenance costs related to the leased property.

      On May 31, 1999, the Company entered into a five-year lease on its current corporate offices with a partnership in which the major stockholder of the Company is a general partner.

      The following is a schedule by year of minimum future rental expense (net of sublease income) on noncancellable operating leases as of December 31, 1999:


YEAR ENDING DECEMBER 31,
2000                             $122,788
2001                              100,000
2002                              100,000
2003                              100,000
2004                               50,000
                                 --------
Total minimum future rentals     $472,788
                                 ========


13.   SUBSEQUENT EVENTS

      The accompanying consolidated financial statements for the year ended December 31, 1999 have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, during the years ended December 31, 1999 and 1998, the Company incurred net losses of $3,033,300 and $889,707, respectively, depleting its initial capitalization. For the year ended December 31, 1999, the Company incurred operating expenses of $3,081,714 while earning no revenue.

      The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing or capital investments as may be required, and ultimately to attain successful operations. In this regard, as of April 20, 2000, the Company completed a private placement of $500,000 of one year 10% Subordinated Convertible Debentures. The debentures are convertible into shares of common stock of the Company at the rate of $7.00 per share and may be redeemed by the Company. The proceeds will be used for general corporate purposes and funding ongoing product development.

      In addition, the Company has completed a private placement of its common stock to unrelated investors. The terms of the placement require the Company to sell an aggregate of approximately 825,000 shares of its common stock at $6.00 per share, with attached warrants which will allow for the purchase of 412,500 additional shares at an exercise price of $0.01 per share. The warrants are immediately exercisable. As of April 20, 2000, the Company has received approximately $3,953,000 for the purchase of 658,332 shares and the exercise of warrants to purchase an additional 329,166 shares. The proceeds will be used for general corporate purposes and funding ongoing product development.

      The Company also entered into a joint venture agreement with an investor to create an Australian corporation to distribute, market and sell a localized version of TVEmail in Australia and New Zealand. The Company will have a 50% equity interest, but will hold a majority representing voting control. The terms of the agreement require a $250,000 investment by each party.

                                     ******