Form 10QSB
period 2000-03-31
ENOTE COM INC
filed 2000-05-15
CIK 58636

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM _________________ TO _________________

                                     0-7349
                                     ------
                             Commission file number

                                 ENOTE.COM INC.
                                 --------------
        (Exact name of small business issuer as specified in its charter)

            DELAWARE                              59-345315
            --------                              ---------
(State or other jurisdiction of         (IRS Employer Identification No.)
incorporation or organization)

                    185 ALLEN BROOK LANE, WILLISTON, VT 05495
                    -----------------------------------------
                    (Address of principal executive offices)

                                 (802) 288-9000
                           ---------------------------
                           (Issuer's telephone number)

-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 8, 2000, the Issuer had 11,024,765 shares of Common Stock, $.01 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

                                    CONTENTS


PART I.    FINANCIAL INFORMATION                                             PAGE
                                                                             ----
Item 1.  Financial Statements (Unaudited)

            Consolidated Balance Sheets at March 31, 2000 and
            December 31, 1999                                                 3

            Consolidated Statements of Operations for the
            three months ended March 31, 2000 and 1999                        4

            Consolidated Statements of Cash Flows for the
            three months ended March 31, 2000 and 1999                        5

            Notes to Consolidated Financial Statements                        6

Item 2.     Management's Discussion and Analysis or Plan of Operation         7

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                11

Item 2.     Changes in Securities                                            11

Item 3.     Defaults Upon Senior Securities                                  11

Item 4.     Submission of Matters to a Vote of Security Holders              11

Item 5.     Other Information                                                11

Item 6.     Exhibits and Reports on Form 8-K                                 12

SIGNATURES                                                                   15


                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                  eNote.com Inc.
                           Consolidated Balance Sheets
                      March 31, 2000 and December 31, 1999
                                    Unaudited


                                                                                2000            1999
                                                                             -----------    -----------
                               ASSETS
Current Assets
  Cash and cash equivalents                                                  $ 1,527,903    $   324,392
  Inventories                                                                  1,277,845        814,773
  Prepaid expenses and other current assets                                      153,647         36,206
                                                                             -----------    -----------
Total current assets                                                           2,959,395      1,175,371
Property and equipment, net                                                      726,566        615,541
Intangibles, net                                                                 365,146        375,914
Security deposits                                                                 96,723        124,242
                                                                             -----------    -----------
  Total assets                                                               $ 4,147,830    $ 2,291,068
                                                                             ===========    ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses                                      $   398,563    $   660,937
  Notes payable-stockholder                                                        7,045          7,045
  Convertible debentures                                                         580,000         80,000
  Other current liabilities                                                       23,515         50,000
                                                                             -----------    -----------
    Total current liabilities                                                  1,009,123        797,982
                                                                             -----------    -----------

Stockholders' Equity
Convertible Preferred Stock, $1.00 par value, 5,000,000 shares authorized, issued and outstanding on March 31,
  2000 and December 31, 1999, respectively                                     5,000,000      5,000,000
Common stock, $0.01 par value,  25,000,000 shares
  authorized, 10,786,990 and 10,049,491 issued and
  outstanding, in 2000 and 1999, respectively                                    107,870        100,495
Common stock warrants                                                            740,000        740,000
Due from related party                                                          (150,000)      (150,000)
Unearned compensation                                                            (61,367)      (109,263)
Additional paid-in capital                                                     3,442,857        497,776
Accumulated deficit                                                           (5,940,653)    (4,585,922)
                                                                             -----------    -----------
  Total stockholders' equity                                                   3,138,707      1,493,086
                                                                             -----------    -----------
Total liabilities and stockholders' equity                                   $ 4,147,830    $ 2,291,068
                                                                             ===========    ===========


See notes to consolidated financial statements.

                                  eNote.com Inc
                      Consolidated Statements of Operations
                 For the quarters ended March 31, 2000 and 1999
                                    Unaudited


                                                                      2000           1999
                                                                 ------------    ------------
Net revenue                                                      $      --       $      --
                                                                 ------------    ------------
Operating expenses:
  Sales and marketing                                                 362,533          52,730
  Product development                                                 323,727              --
  General and administrative (including $47,896 of stock based
  compensation in 2000 and none in 1999)                              581,475          66,277
  Depreciation and amortization                                        91,098           2,364
                                                                 ------------    ------------
Total operating expenses                                            1,358,833         121,371
                                                                 ------------    ------------
Loss from operations                                               (1,358,833)       (121,371)
Interest and other income, net                                          6,713              64
Interest expense                                                       (2,611)        (16,602)
                                                                 ------------    ------------
Net loss                                                         $ (1,354,731)   $   (137,909)
                                                                 ============    ============

Basic and diluted net loss per common share                      $      (0.13)   $      (0.02)
                                                                 ============    ============

Weighted average common shares outstanding                         10,189,491       7,600,000
                                                                 ============    ============


See notes to consolidated financial statements.

                                  eNote.com Inc
                      Consolidated Statements of Cash Flows
                 For the quarters ended March 31, 2000 and 1999
                                    Unaudited


                                                                   2000           1999
                                                              ------------   ------------
Cash flows from operating activities:
  Net loss                                                    $(1,354,731)   $  (137,909)
  Adjustments to reconcile net loss
  to net cash used in operating activities:
    Depreciation and amortization                                  91,097          2,364
    Stock-based compensation                                       47,896             --
    Changes in assets and liabilities:
      Increase in inventory                                      (463,072)
      Increase in prepaid expenses and other current assets      (117,440)        (5,000)
      Decrease in accounts payable and accrued expenses          (262,375)        (7,508)
      Decrease in security deposits                                27,519             --
    Decrease in other current liabilities                         (26,485)            --
                                                              ------------   ------------
Net cash used in operating activities                          (2,057,591)      (148,053)

Cash flows from investing activities:
  Purchases of property and equipment                            (191,354)          (435)
                                                              ------------   ------------
Net cash used in investing activities                            (191,354)          (435)

Cash flows from financing activities:
   Proceeds from issuance of convertible debentures               500,000        100,000
   Proceeds from note payable-stockholder                              --         57,000
   Proceeds from issuance of common stock and warrants          2,952,456             --
                                                              ------------   ------------
Net cash provided by financing activities                       3,452,456        157,000

Net Increase in cash and cash equivalents                       1,203,511          8,512

Cash and cash equivalents at beginning of the period              324,392           --
                                                              ------------   ------------
Cash and cash equivalents at end of period                    $ 1,527,903    $     8,512
                                                              ============   ============


See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)       BASIS OF QUARTERLY PRESENTATION:

The accompanying quarterly financial statements have been prepared in conformity with generally accepted accounting principles.

The financial statements of the Registrant included herein have been prepared by the Registrant pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the period ended March 31, 2000.

Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations: however, management believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with the audited financial statements and footnotes therein included in the report on Form 10-KSB for the year ended December 31, 1999.

2)       PRINCIPLES OF CONSOLIDATION:

The accompanying consolidated financial statements include accounts of eNote.com Inc. (the "Company") and its wholly-owned subsidiaries. Upon consolidation, all significant intercompany accounts are eliminated.

3)       NET LOSS PER COMMON SHARE:

Net loss per common share for the quarters ended March 31, 2000 and 1999 is based on the weighted average number of shares of Common Stock outstanding during the periods. Potentially dilutive securities include options, warrants and convertible preferred stock; however, such securities have not been included in the calculations of loss per common share as their effect would be antidilutive. Therefore, there is no difference between basic and diluted loss per share of Common Stock for the periods presented.

4)       RECLASSIFICATIONS:

Certain reclassifications have been made to the financial statements for the three months ended March 31, 1999 to conform with classifications used in 2000.

5)       EQUITY FINANCING:

On March 13, 2000 the Company completed a private placement of $500,000 of a one year 10% Subordinated Convertible Debenture. The debenture is convertible into shares of Common Stock of the Company at the rate of $7.00 per share and may be redeemed at any time by the Company by the payment of all outstanding principal and accrued interest. The proceeds will be used for general corporate purposes and funding ongoing product development.

In addition, the Company completed a private placement of its Common Stock to unrelated investors. The Company received and accepted subscriptions to purchase an aggregate of approximately 825,000 shares of its Common Stock at $6.00 per share (the "Shares"), with warrants attached which allowed for the purchase of approximately 412,500 additional shares at an exercise price of $0.01 per share (the "Warrants"). The Warrants are immediately exercisable. For the quarter ended March 31, 2000 the Company had received an aggregate of $2,952,456 in connection with such placement as payment in full for 491,666 of the Shares and the exercise price for 245,833 of the Warrants which were exercised at $0.01 per share upon issuance. As of May 8, 2000, the Company had received an additional $1,000,829 in connection with the offering as payment in full for 166,666 of the Shares and the exercise price for 83,333 of the Warrants which were exercised at $0.01 per share upon issuance.

On March 24, 2000 the Company entered into a joint venture agreement with an investor to create an Australian corporation to distribute, market and sell a localized version of TVemail in Australia and New Zealand. The Company will have a 50% equity interest but will hold a majority representing voting control. The terms of the agreement require a $250,000 investment in such entity by the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

         When used in this Report, press releases or elsewhere by eNote.com Inc. (the "Company") and its management, the words "believes," "anticipates," "intends" and "expects" and similar expressions are intended to identify forward-looking statements that involve a number of risks and uncertainties. Additionally, statements contained in this discussion that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, including statements regarding expectations, beliefs, intentions or strategies regarding the future. The Company intends that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance, but are subject to many risks and uncertainties, which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially or adversely include, without limitation, any inability or delay in the development or manufacture of the Company's TVemail-TM-System, including the in-home TVemail-TM- terminals (the "Client Hardware"), the Company's proprietary back-end server systems (the "Server Systems") and the graphical user interface ("GUI"), as well as the other risks described under the caption "Management's Discussion and Analysis or Plan of Operation--Certain Trends and Uncertainties" contained in the Company's Report on Form 10-KSB for the year ended December 31, 1999 which is filed as an Exhibit to this Report. The Company does not undertake to update forward-looking statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         We are a Delaware corporation that was formerly known as Webcor Electronics, Inc. ("Webcor"). As a result of a bankruptcy proceeding, as of March 31, 1999, Webcor had no assets, liabilities, or ongoing operations and had not engaged in any business activities since February 1990. Webcor had no operations during its fiscal year ended March 31, 1999.

         Webcor acquired Navis Technologies, Ltd., a Vermont corporation ("Navis"), in a business combination transaction on April 5, 1999, whereby Navis became a wholly-owned subsidiary of the Company (the "Navis Transaction"). The Navis Transaction was structured as a reverse takeover, or "RTO." In connection with the Navis Transaction, the stockholders of Navis exchanged their Navis stock for newly issued stock of Webcor. Before the Navis Transaction, Webcor had no assets, liabilities or business operations and as of January 1, 1999, Navis was exclusively dedicated to the development of the TVemail-TM- System. No relationship existed between Webcor and Navis prior to the Navis Transaction and no funds of Webcor were spent to acquire the stock of Navis. Navis had no revenues in 1999 prior to the Navis Transaction and the Company had no revenue generating operations in 1999 or in the quarter ended March 31, 2000. Since the Navis Transaction, the Company has been solely engaged in the development of the TVemail-TM- System, including the Client Hardware and the Server Systems, establishing strategic alliances and preparing for the anticipated commercial deployment of the TVemail-TM- starting in the second quarter of 2000.

         To initially fund development activities for the TVemail-TM-System and provide initial working capital, the Company raised $5 million as of April 6, 1999 from Friedlander International Limited (the "Friedlander Transaction"). The Company has used this capital to continue its development of the Client Hardware, to install Server Systems to run the TVemail-TM- network, to complete the GUI, to perform marketing studies, to produce the preliminary test Client Hardware units, to identify and develop potential strategic relationships and distribution opportunities and to fund legal and other administrative expenses related to the Navis Transaction and the Friedlander Transaction.

         Our financial condition and results from operations were dramatically different between the first quarter of 2000 and 1999. 1999 reflects the operations of Navis, prior to the Navis Transaction and the Friedlander Transaction. In the first quarter of 1999, Navis had no revenues. Operating expenses were $121,371, consisting of sales and marketing expenses of $52,730, general and administrative expenses of $66,277 and depreciation and amortization of $2,364. Interest expense was $16,602 resulting in a net loss of $137,909 or $.02 per share. The Company had no revenues in the first quarter of 2000. Operating expenses increased to $1,358,833 a 1020% increase over the comparable 1999 period. Operating expenses consisted of sales and marketing expenses of $362,533, a 588% increase, product development of $323,727, compared to no expenses in this category in 1999, and general and administrative expenses of $581,475, a 777% increase. Interest expense decreased to $2,611, a 84% decrease, resulting in a net loss of $1,354,731, a 882% increase. The significant increase in operating expenses reflects the Company's continuing utilization of the capital provided by the Friedlander Transaction in the development of the TVemail-TM- System and to identify and develop potential strategic relationships and distribution opportunities.

              We currently plan to commence full-scale commercial deployment of the TVemail-TM- System in the United States in the third quarter of 2000. This schedule is subject to many risks and uncertainties, including those set forth below under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -"Certain Trends and Uncertainties" in the Company's Form 10-KSB for the year ended December 31, 1999 which is filed as an Exhibit to this Report and the Company's progress towards commercial deployment of the TVemail-TM- system may be made at a significantly slower rate, through different avenues, or not at all.

              During the year ending December 31, 2000, we expect our research and development efforts to be focused on the final development and production of the TVemail-TM- device and further research and development for subsequent versions of the TVemail-TM-System and other ancillary products. We expect to spend a significant amount of capital on research and development in 2000, however, there can be no assurance that unanticipated technical obstacles, lack of funds, changes in strategy or other factors will not cause actual research and development expenses to differ materially from our expectations.

              As of March 31, 2000, we employed 41 full time employees and 2 part time employees. We anticipate hiring a significant number of additional employees during 2000, which is likely to significantly increase our operating expenses. However, there can be no assurance that lack of qualified applicants, changes in strategy or lack of funds will prevent us from hiring additional employees.

              We do not anticipate generating any revenue until the TVemail-TM-System is successfully launched in the United States or internationally through a joint venture or a partially-owned subsidiary. On March 24, 2000, we entered into a Joint Venture Agreement with Seafont Pty. Ltd., an Australian corporation, to create and jointly own an Australian corporation (the "Australian Subsidiary") to market and distribute a TVemail-TM- System in Australia and New Zealand. The Company has committed to contributing capital up to $250,000 to the Australian Subsidiary in consideration for the Company's fifty percent ownership interest. We plan on pursuing additional international opportunities and strategic relationships to bring localized versions of the TVemail-TM- System to market throughout the world's industrialized countries. We may invest additional capital in other partially or wholly owned foreign operating entities. These plans are subject to many risks and uncertainties, including those set forth in the Company's Form 10-KSB for the year ended December 31, 1999 which is filed as an Exhibit to this Report under the caption "Certain Trends and Uncertainties" and the Company's successful launch in the United States or internationally may be delayed or not occur at all.

              The Company plans to purchase approximately $500,000 in computer equipment, lab equipment and development tools in 2000. In the quarter ended March 31, 2000, we spent $191,354 on property and equipment. These capital outlays could be substantially greater, if the Company decides to handle certain functions, such as manufacturing, marketing or customer service in-house as opposed to contracting them out.

         LIQUIDITY AND CAPITAL RESOURCES

              We have funded our business through the issuance of debt and equity. We raised $5,000,000 through the Friedlander Transaction. On March 13, 2000, we raised an additional $500,000 through the issuance of a one year ten percent subordinated convertible debenture in an offshore transaction to Seafont, Pty. Ltd., an Australian corporation. This debenture is convertible into shares of Common Stock at an initial conversion rate equal to one share for each $7 of principal converted.

         Also, during the first and start of the second quarter of 2000, we have received and accepted subscriptions from various European entities to purchase in offshore transactions an aggregate of approximately 825,000 shares of the Company's Common Stock (the "Shares") and approximately 412,500 Common Stock Purchase Warrants with an exercise price of $0.01 per share (the "Warrants"). The Warrants are immediately exercisable. For the quarter ended March 31, 2000 the Company had received an aggregate of $2,952,456 in connection with such placement as payment in full for 491,666 of the Shares and the exercise price for 245,833 of the Warrants which were exercised at $0.01 per share upon issuance. As of May 8, 2000, the Company had received an additional $1,000,829 in connection with the offering as payment in full for 166,666 of the Shares and the exercise price for 83,333 of the Warrants which were exercised at $0.01 per share upon issuance. The Company anticipates receiving the remaining purchase price of approximately $1,000,000 for the remainder of the subscribed Shares and the exercise for remaining subscribed to Warrants. The Company anticipates that it will need to raise significant capital during 2000 to carry out its plan through additional issuances of debt and equity. However, there can be no assurance that the Company will raise any additional capital.

              As of March 31, 2000, the Company's balance of cash and cash equivalents was $1,527, 903. The Company believes that its current capital resources are sufficient to complete the development and finalization of the TVemail-TM- System and launch the TVemail-TM-System in the United States on a limited basis, which the Company expects to occur during the third quarter of 2000. However, in order for the Company to begin ongoing mass production of the Client Hardware or to initiate sales and marketing efforts relating to the TVemail-TM- service, the Company will have to raise substantial additional funding through public or private debt or equity financing. There can be no assurance that the Company will be able to raise such funds, and, if it cannot, its business may be materially and adversely affected.

              While the Company currently plans to begin to commence limited commercial deployment of its TVemail-TM- device and its TVemail-TM-System in the third quarter of

2000, there can be no assurance that difficulties in research and development, network development, manufacturing or financing, or other factors will not delay the launch date or prevent such launch altogether.

                     PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Not applicable.

ITEM 2. CHANGES IN SECURITIES.

On March 13, 2000 we sold a $500,000 One Year 10% Subordinated Convertible Debenture to Seafont, Pty. Ltd, an Australian corporation. This debenture is convertible into shares of Common Stock at an initial conversion rate equal to one share for each $7 of principal converted.

During the quarter ended March 31, 2000 and continuing into the quarter ended June 30, 2000, we have received and accepted subscriptions for approximately 825,000 shares of Common Stock at a purchase price of $6.00 per share and approximately 412,500 Common Stock Purchase Warrants with an exercise price of $0.01 per share.

The Debenture, Common Stock and Common Stock Purchase Warrants were issued in transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation S promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Not applicable.

ITEM 5. OTHER INFORMATION.

        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits

                                  EXHIBIT TABLE

      EXHIBIT NO.     DESCRIPTION
          3(a)        Amended and Restated Certificate of Incorporation**

          3(b)        Amended By-laws**

          4.1         Certificate of Powers, Designations, Preferences and
                      Rights of the Convertible Preferred Stock, par value
                      $.01 per share, of the Company.*

          4.2         Common Stock Purchase Warrant dated April 6, 1999 between the Company and
                      Friedlander International Limited.*

          4.3         1-Year 18 Percent Convertible Debenture due May 3, 2000 of Navis in principal amount of $200,000.**

          4.4         1-Year 18 Percent Convertible Debenture due May 3, 2000 of Navis in principal amount of $250,000.**

          4.5         $50,000 Convertible promissory note of Navis, issued January 8, 1999.**

          4.6         1-Year 12 Percent Convertible Debenture due March 23, 2000 of Navis in principal amount of $100,000.**

          4.7         12% Promissory Note of Navis Technologies, Ltd. to John R. Varsames, dated April
                      7, 1998 in principal amount of $50,000, payable on demand.**

          4.8         12% Promissory Note of Navis Technologies, Ltd. to John R. Varsames, dated April
                      28, 1998 in principal amount of $18,000, payable on demand.**

          4.9         12% Promissory Note of Navis Technologies, Ltd. to John R. Varsames, dated May
                      4, 1998 in principal amount of $7,500, payable on demand.**

          4.10        12% Promissory Note of Navis Technologies, Ltd. to John R. Varsames, dated May
                      14, 1998 in principal amount of $28,000, payable on demand.**



          4.11        12% Promissory Note of Navis Technologies, Ltd. to John R. Varsames, dated May
                      28, 1998 in principal amount of $5,199.40200, payable on demand.**

          4.12        12% Promissory Note of Navis Technologies, Ltd. to John R. Varsames, dated June
                      11, 1998 in principal amount of $10,000, payable on demand.**

          4.13        12% Promissory Note of Navis Technologies, Ltd. to John R. Varsames, dated June
                      25, 1998 in principal amount of $500, payable on demand.**

          4.14        12% Promissory Note of Navis Technologies, Ltd. to John R. Varsames, dated
                      January 27, 1999 in principal amount of $6,000, payable on demand.**

          4.15        12% Promissory Note of Navis Technologies, Ltd. to John R. Varsames, dated
                      January 31, 1999 in principal amount of $56,948, payable on demand.**

          4.16        12% Promissory Note of Navis Technologies, Ltd. to John R. Varsames, dated
                      February 2, 1999 in principal amount of $5,000, payable on demand.**

          4.17        12% Promissory Note of Navis Technologies, Ltd. to John R. Varsames, dated
                      February 5, 1999 in principal amount of $5,000, payable on demand.**

          4.18        12% Promissory Note of Navis Technologies, Ltd. to John R. Varsames, dated
                      February 23, 1999 in principal amount of $5,000, payable on demand.**

          4.19        12% Promissory Note of Navis Technologies, Ltd. to John R. Varsames, dated March
                      4, 1999 in principal amount of $20,000, payable on demand.**

          4.20        12% Promissory Note of Navis Technologies, Ltd. to John R. Varsames, dated March
                      5, 1999 in principal amount of $1,000, payable on demand.**

          4.21        12% Promissory Note of Navis Technologies, Ltd. to John R. Varsames, dated March
                      23, 1999 in principal amount of $5,500, payable on demand.**

          4.22        12% Convertible Debenture to Lance Murdock due May 3, 2000 in principal amount of $30,000.***


          4.23        12% Convertible Debenture to Robert Francis Corvino due May 3, 2000 in principal amount of $50,000.***

          4.24        10% Subordinated Convertible Debenture to Seafont Pty. Ltd., due March 13, 2001
                      in  principal amount of $500,000.***

          4.25        Form of Common Stock Purchase Warrant for March/April 2000 European Stock
                      Placement.***

         10.13        Agreement dated December 30, 1999 between Navinet and the Company.***

         10.14        1999 Non-Employee Directors' Stock Option Plan.***

         10.15        Note (Debenture) Purchase Agreement dated March 13, 2000 by and between Seafont
                      Pty. Ltd. and the Company.***

         10.16        Form of Common Stock Purchase Agreement for March/April 2000 European Stock
                      Placement.***

         10.17        2000 Stock Incentive Plan.***

         10.18        Joint Venture Agreement dated as of March 24, 2000 between Seafont Pty. Ltd and the Company.***

         10.19        Service and Private Label Agreement dated as of March 20, 2000 between the
                      Company and CoolEmail.com, Inc.***

         10.20        Memorandum of Understanding dated as of March 24, 2000 between the Company and
                      Cesky Telecom a.s.***

           27         Financial Data Schedule

           99         "Certain  Trends and  Uncertainties"  excerpt from the  Company's  Report on Form
                      10-KSB for the year ended December 31, 1999.

* Previously filed with, and incorporated by reference to, the Company's Current Report on Form 8-K filed April 20, 1999.

** Previously filed with, and incorporated by reference to, the Company's Form 10-KSB filed September 22, 1999.

*** Previously filed with, and incorporated by reference to, the Company's Form 10-KSB filed April 28, 2000.

         (b) Reports on Form 8-K.

              Not applicable.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      eNote.com Inc.
                         ------------------------------------------------
                                     (Registrant)

May 15, 2000                   /s/ John R. Varsames
                         ------------------------------------------------
                                  John R. Varsames,
                        President and Chief Executive Officer
                            (Principal Executive Officer)

May 15, 2000                   /s/ Michael T. Grennan
                         ------------------------------------------------
                                 Michael T. Grennan,
                    Treasurer, Secretary and Chief Financial Officer
             (Principal Financial Officer and Principal Accounting Officer)