Form 10QSB
period 2000-06-30
ENOTE COM INC
filed 2000-08-15
CIK 58636

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM _________________ TO _________________

                                      0-7349
                              Commission file number

                                  eNote.com Inc.
        (Exact name of small business issuer as specified in its charter)

                    Delaware                                 59-345315
                    --------                                 ---------
(State or other jurisdiction of incorporation or    (IRS Employer Identification
                  organization)                                 No.)

                    185 Allen Brook Lane, Williston, VT 05495
                    -----------------------------------------
                     (Address of principal executive offices)

                                  (802) 288-9000
                                  --------------
                           (Issuer's telephone number)
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 11, 2000, the Issuer had 11,289,481 shares of Common Stock, $.01 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                    CONTENTS
                                                                            Page
PART I.    FINANCIAL INFORMATION                                            ----


Item 1. Financial Statements

        Consolidated Balance Sheets at June 30, 2000 (unaudited) and
        December 31, 1999                                                      3

        Consolidated Statements of Operations for the
        three and six months ended June 30, 2000 and 1999 (unaudited)          4

        Consolidated Statements of Cash Flows for the
        six months ended June 30, 2000 and 1999 (unaudited)                    5

        Notes to Consolidated Financial Statements                             6

Item 2. Management's Discussion and Analysis or Plan of Operation              7


PART II.    OTHER INFORMATION

Item 1. Legal Proceedings                                                     18

Item 2. Changes in Securities                                                 18

Item 3. Defaults Upon Senior Securities                                       18

Item 4. Submission of Matters to a Vote of Security Holders                   18

Item 5. Other Information                                                     18

Item 6. Exhibits and Reports on Form 8-K                                      19

SIGNATURES                                                                    23

                         PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements.
                            eNote.com Inc.
                      Consolidated Balance Sheets

                                                  June 30, December 31,
                                                      2000         1999
                    ASSETS                     (unaudited)    (audited)
                                              --------------------------
Current assets
  Cash and cash equivalents                       $462,888     $324,392
  Inventories - raw materials                    1,379,958      814,773
  Prepaid expenses and other current assets         67,820       36,206
                                              --------------------------
Total current assets                             1,910,666    1,175,371

Property and equipment, net                        831,042      615,541
Intangibles, net                                   350,293      375,914
Investment in eNote International - a
  joint venture, at equity                         200,000         ----
Investment in SolutioNet, at equity                  1,810         ----
Security deposits                                   96,457      124,242
                                              --------------------------
  Total assets                                  $3,390,268   $2,291,068
                                              ==========================

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued expenses           $427,964     $660,937
  Notes payable-stockholder                          7,045        7,045
  Convertible debentures                           500,000       80,000
  Other current liabilities                         49,323       50,000
                                              ---------------------------
   Total current liabilities                       984,332      797,982
                                              ---------------------------

Stockholders' equity
  Convertible preferred stock, $1.00
  par value, 5,000,000 shares authorized,
  issued and outstanding on June 30, 2000
  and December 31, 1999, respectively            5,000,000    5,000,000
Common stock, $0.01 par value, 25,000,000
  shares Authorized, 11,289,481 and
  10,049,491 issued and Outstanding,
  June 30, 2000 and December 31,
  1999,  respectively                              112,895      100,495
Common stock warrants                              740,000      740,000
Due from related party                           (150,000)    (150,000)
Unearned compensation                             (44,852)    (109,263)
Additional paid-in capital                       5,017,219      497,776
Accumulated deficit                            (8,269,326)  (4,585,922)
                                              ---------------------------
  Total stockholders' equity                     2,405,936    1,493,086
                                              ---------------------------


Total liabilities and stockholders' equity      $3,390,268   $2,291,068
                                              ===========================

The accompanying notes are an integral part of these consolidated financial statements.
                                        3
                               eNote.com Inc.
                     Consolidated Statements of Operations
           For the three and six months ended June 30, 2000 and 1999

                                  (Unaudited)

                              3 Months      3 Months     6 Months       6 Months
                            Ended June    Ended June   Ended June     Ended June
                              30, 2000      30, 1999     30, 2000        30,1999
                           -----------------------------------------------------
Net revenue                      $----         $----        $----          $----

Operating expenses:
  Sales and marketing          516,813        20,204      879,346         72,934
  Product development          428,264       210,533      751,991        210,533
  General and
    administrative
    (including $132,377
    of stock based
    compensation for
    the six months ended
    June 30, 2000 and
    none in 1999)              959,628       348,617    1,541,103        414,894
  Depreciation and
    amortization               140,426         4,004      231,524          6,368
                         -------------------------------------------------------
Total operating expenses     2,045,131       583,358    3,403,964        704,729
                         -------------------------------------------------------

Loss from operations       (2,045,131)     (583,358)  (3,403,964)      (704,729)
Minority interest in
  SolutioNet                     1,810          ----        1,810           ----
Share of loss in eNote
  International - a
  joint venture                300,000          ----      300,000           ----
Interest and other
  income, net                   27,148        40,397       33,861         40,461
Interest expense              (12,500)      (41,723)     (15,111)       (58,325)
                         -------------------------------------------------------
Net loss                  $(2,028,673)    $(584,684) $(3,383,404)     $(722,593)
Preferred stock dividend          ----       740,000         ----        740,000
                         -------------------------------------------------------
Net loss applicable to
  common shareholders     $(2,328,673)  $(1,324,684) $(3,683,404)   $(1,462,593)
                         =======================================================

Basic net loss per
  common share                 $(0.21)       $(0.13)      $(0.35)        $(0.17)

Weighted average common
  shares outstanding        11,078,800     9,887,977   10,566,989      8,750,309

The accompanying notes are an integral part of these consolidated financial statements.

                             eNote.com Inc.
                 Consolidated Statements of Cash Flows
            For the six months ended June 30, 2000 and 1999
                              (Unaudited)
                                                         2000         1999
Cash flows from operating activities:
  Net loss                                       $(3,683,404)   $(722,593)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                     231,524        6,368
    Stock-based compensation                          132,377         ----
    Changes in assets and liabilities:
      Decrease in accounts receivable                    ----       10,274
      Increase in inventory                         (565,185)      (6,640)
      Increase in prepaid expenses and other
        current assets                               (31,614)     (99,760)
      Decrease in investment in eNote
        International - a joint venture               300,000         ----
      Increase in Investment in SolutioNet            (1,810)         ----
      Decrease in security deposits                    27,785         ----
      Decrease in accounts payable and
        accrued expenses                            (232,973)      208,341
      Decrease in other current liabilities             (677)         ----
                                                   ------------------------
Net cash used in operating activities             (3,823,977)    (604,010)
                                                   ------------------------

Cash flows from investing activities:
  Investment in Joint Venture                      (500,000)         ----
  Investment in SolutioNet                              ----    (250,000)
  Purchases of intangibles                          (61,029)     (95,762)
  Purchases of property and equipment              (360,376)    (294,740)
                                                  ------------------------
Net cash used in investing activities              (921,405)    (640,502)
                                                  ------------------------

Cash flows from financing activities:
  Proceeds from issuance of convertible
    debentures                                      500,000       80,000
  Payment of convertible debentures                (80,000)    (121,036)
  Due to bank financing                                ----     (56,382)
  Proceeds from issuance of convertible
    preferred stock and common stock
    warrants                                           ----    5,000,000
  Proceeds from issuance of common stock
    and warrants                                  4,463,878         ----
                                                 ------------------------
Net cash provided by financing activities         4,883,878    4,902,582
                                                 ------------------------

Net Increase in cash and cash equivalents           138,496    3,658,070
Cash and cash equivalents at beginning of
  the period                                        324,392         ----
                                                 ------------------------
Cash and cash equivalents at end of period        $ 462,888   $3,658,070
                                                 ========================

Supplemental disclosure of noncash financing
  activities
    Conversion of convertible notes                $   ----    $ 400,000
    Stock issued to consultants                        ----    1,460,000
                                                 ========================

Preferred stock dividend                           $   ----     $740,000
                                                 ========================


The accompanying notes are an integral part of these consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)    Basis of Quarterly Presentation:
      --------------------------------

The accompanying quarterly financial statements have been prepared in conformity with generally accepted accounting principles.

The financial statements of eNote.com Inc. (the "Company") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the period ended June 30, 2000.

Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations: however, management believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with the audited financial statements and footnotes therein included in the Company's report on Form 10-KSB for the year ended December 31, 1999.

2)    Principles of Consolidation:
      ----------------------------

The accompanying consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries. Upon consolidation, all significant intercompany accounts are eliminated. The equity method of accounting is used for companies and other investments in which the company has significant influence, generally this represents common stock ownership or partnership equity of at least 20% and not more than %50.

3)    Net Loss per Common Share:
      --------------------------

Net loss per common share for the three and six months ended June 30, 2000 and 1999 is based on the weighted average number of shares of Common Stock outstanding during the periods. Potentially dilutive securities include options, warrants and convertible preferred stock; however, such securities have not been included in the calculations of loss per common share as their effect would be antidilutive. Therefore, diluted net loss per share is not presented.

4)    Reclassifications:
      ------------------

Certain reclassifications have been made to the financial statements for the six months ended June 30, 1999 to conform with classifications used in 2000.

5)    Equity Financing:
      -----------------

On March 13, 2000 the Company completed a private placement of a one year, 10% Subordinated Convertible Debenture in the principal amount of $500,000. The debenture is convertible into shares of Common Stock of the Company at the rate of $7.00 per share and may be redeemed at any time by the Company by the payment of all outstanding principal and accrued interest. The proceeds will be used for general corporate purposes and funding ongoing product development.

In addition, during the first and second quarters of 2000 in connection with a Regulation S offering, the Company received and accepted subscriptions to purchase an aggregate of 826,660 shares of its Common Stock at $6.00 per share (the "Shares"), with warrants attached which allowed for the purchase of 413,330 additional shares at an exercise price of $0.01 per share (the "Warrants"). The Warrants are immediately exercisable. For the six months ended June 30, 2000 the Company had received an aggregate of $4,963,878 in connection with such placement as payment in full for 826,660 of the Shares and the exercise price for 413,330 of the Warrants which were exercised at $0.01 per share upon issuance. $500,000 of the proceeds received in connection with the placement was paid to the Company's financial consultants.

On March 24, 2000 the Company entered into a joint venture agreement with an investor to create an Australian corporation to distribute, market and sell a localized version of the TVemail(TM) System in Australia and New Zealand. The Company will have a 50% equity interest but will hold a majority representing voting control. The terms of the agreement require a $250,000 investment in such entity by the Company. The Company will use the equity method of accounting (see note 2) once the joint venture commences operations.

On May 18, 2000 the Company entered into a joint venture agreement with Sienna Invest Limited to create a British Virgin Islands corporation to seek strategic opportunities and enter into business relationships to market and distribute the TVemail(TM) System throughout parts of Europe, the Middle East and North Africa. Pursuant to the terms of the joint venture agreement each party contributed $500,000 in consideration for a 50% ownership interest in the jointly owned entity. The Company uses the equity method of accounting (see note 2). The Company's share of loss in eNote International, a joint venture, is an estimate based on eNote International's operating budget.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

      When used in this Report, press releases or elsewhere by eNote.com Inc. (the "Company") and its management, the words "believes," "anticipates," "intends" and "expects" and similar expressions are intended to identify forward-looking statements that involve a number of risks and uncertainties. Additionally, statements contained in this discussion that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, including statements regarding expectations, beliefs, intentions or strategies regarding the future. The Company intends that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance, but are subject to many risks and uncertainties, which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially or adversely include, without limitation, any inability or delay in the development or manufacture of the Company's TVemail(TM) System, including the in-home TVemail(TM) terminals (the "Client Hardware"), the Company's proprietary back-end server systems (the "Server Systems") and the graphical user interface ("GUI"), as well as the other risks described in this Report under the caption "Management's Discussion and Analysis or Plan of Operation--Certain Trends and Uncertainties." The Company does not undertake to update forward-looking statements.

Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

      We are a Delaware corporation that was formerly known as Webcor Electronics, Inc. ("Webcor"). As a result of a bankruptcy proceeding, as of March 31, 1999, Webcor had no assets, liabilities, or ongoing operations and had not engaged in any business activities since February 1990. Webcor had no operations during its fiscal year ended March 31, 1999.

      Webcor acquired Navis Technologies, Ltd., a Vermont corporation ("Navis"), in a business combination transaction on April 5, 1999, whereby Navis became a wholly-owned subsidiary of the Company (the "Navis Transaction"). The Navis Transaction was structured as a reverse takeover, or "RTO." In connection with the Navis Transaction, the stockholders of Navis exchanged their Navis stock for newly issued stock of Webcor. Before the Navis Transaction, Webcor had no assets, liabilities or business operations and as of January 1, 1999, Navis was exclusively dedicated to the development of the TVemail(TM) System. No relationship existed between Webcor and Navis prior to the Navis Transaction and no funds of Webcor were spent to acquire the stock of Navis. Navis had no revenues in 1999 prior to the Navis Transaction and the Company had no revenue generating operations in 1999 or in the three or six months ended June 30, 2000. Since the Navis Transaction, the Company has been solely engaged in the development of the TVemail(TM) System, including the Client Hardware and the Server Systems, establishing strategic alliances and preparing for the anticipated commercial deployment of the TVemail(TM) System starting in the first quarter of 2001.

      To initially fund development activities for the TVemail(TM) System and provide initial working capital, the Company raised $5 million as of April 6, 1999 from Friedlander International Limited (the "Friedlander Transaction"). The Company has used this capital to continue its development of the Client Hardware, to install Server Systems to run the TVemail(TM) System network, to complete the GUI, to perform marketing studies, to produce the preliminary test Client Hardware units, to identify and develop potential strategic relationships and distribution opportunities and to fund legal and other administrative expenses related to the Navis Transaction and the Friedlander Transaction.

RESULTS OF OPERATIONS

      Our financial condition and results from operations were dramatically different between the second quarter ended June 30, 2000 and 1999. The three and six month periods ended June 30, 1999 reflect the operations of Navis, prior to and immediately following the Navis Transaction and the Friedlander Transaction. During the three months ended June 30, 1999, Navis had no revenues. Operating expenses were $583,358, consisting of sales and marketing expenses of $20,204, product development expenses of $210,533, general and administrative expenses of $348,617 and depreciation and amortization of $4,004. Interest expense was $41,723 resulting in a net loss before preferred stock dividend of $584,684 or $0.06 per share.

      The Company had no revenues in the three months ended June 30, 2000. Operating expenses increased to $2,045,131 a 251% increase over the comparable 1999 period. Operating expenses consisted of sales and marketing expenses of $516,813, a 2,458% increase. The increase in sales and marketing expenses during the current period is a direct result of the increased staff requirements and related expenses.

      Product development expenses increased $428,264, a 103% increase. The increase in product development during the current period is a result of the Company's effort to continue development and enhancement of its product. A significant portion of this increase has resulted from additional staff and related expenses as well as cost associated with outsourced specialized progamming.

      General and administrative expenses increased $959,628, a 175% increase. The increase in general and administrative expenses during the current period is a result of increased staff requirements and related expenses as well as professional service relating to protection of the Company's intellectual property.

      Share of loss  in  eNote  International,  a  joint  venture,  increased to
$300,000 from $0. The  Company's   prorata  share  of loss was  estimated  based
upon eNote International's operating budget.

      Depreciation and amortization expenses of $140,426, a 3,407% increase. This increase during the current period is a result of acquisition of equipment and acquisition costs.

      Interest expense decreased to $12,500, a 70% decrease, resulting in a net loss of $2,028,673, a 247% increase.

      The significant increase in operating expenses reflects the Company's continuing utilization of the capital provided by the Friedlander Transaction and the subsequent private placement in the development of the TVemail(TM) System and to identify and develop potential strategic relationships and distribution opportunities.

      We had originally anticipated commencing full-scale commercial deployment of the TVemail(TM) System in the United States during the second quarter of 2000, however, due to unanticipated technological challenges with the system, we no longer anticipate introducing the TVemail(TM) System before the first quarter of 2001. This delay means that it is likely that the Company will not generate any revenue for the remainder of 2000 through sales related to the TVemail(TM) System. This schedule is subject to many risks and uncertainties, including those set forth in this Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - "Certain Trends and Uncertainties" and the Company's progress towards commercial deployment of the TVemail(TM) System may be made at a significantly slower rate, through different avenues, or not at all.

      During the year ending December 31, 2000, we expect our product development efforts to be focused on the final development and production of the TVemail(TM) device and further product development for subsequent versions of the TVemail(TM) System and other ancillary products. We expect to spend a significant amount of capital on product development in 2000, however, there can be no assurance that unanticipated technical obstacles, lack of funds, changes in strategy or other factors will not cause actual product development expenses to differ materially from our expectations.

      As of June 30, 2000, we employed 57 full time employees. We anticipate hiring a significant number of additional employees during the remainder of 2000, which is likely to significantly increase our operating expenses. However, there can be no assurance that lack of qualified applicants, changes in strategy or lack of funds will prevent us from hiring additional employees.

      We do not anticipate generating any revenue until the TVemail(TM) System is successfully launched in the United States or internationally through a joint venture or a partially-owned subsidiary. On March 24, 2000, we entered into a Joint Venture Agreement with Seafont Pty. Ltd., an Australian corporation, to create and jointly own an Australian corporation (the "Australian Subsidiary") to market and distribute a TVemail(TM) System in Australia and New Zealand. The Company has committed to contributing capital up to $250,000 to the Australian Subsidiary in consideration for the Company's fifty percent ownership interest. On May 18, 2000, we entered into a Joint Venture Agreement with Sienna Invest Limited, a British Virgin Islands corporation, to create and jointly own an entity to seek strategic opportunities and enter into business relationships to market and distribute the TVemail(TM) System throughout parts of Europe, the Middle East and North Africa. The Company has contributed $500,000 of capital to the entity in consideration for the Company's fifty percent ownership interest. We plan on pursuing additional international opportunities and strategic relationships to bring localized versions of the TVemail(TM) System to market throughout the world's industrialized countries. We may invest additional capital in other partially or wholly owned foreign operating entities. These plans are subject to many risks and uncertainties, including those set forth in this Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Trends and Uncertainties" and the Company's successful launch in the United States or internationally may be delayed or not occur at all.

      The Company plans to purchase approximately $500,000 in computer equipment, lab equipment and development tools in 2000. In the six months ended June 30, 2000, we spent $360,376 on property and equipment. These capital outlays could be substantially greater if the Company decides to handle certain functions, such as manufacturing, marketing or customer service in-house as opposed to contracting them out.

      Liquidity and Capital Resources

      We have funded our business through the issuance of debt and equity. We raised $5,000,000 through the Friedlander Transaction. On March 13, 2000, we raised an additional $500,000 through the issuance of a one-year ten percent subordinated convertible debenture in an offshore transaction to Seafont, Pty. Ltd., an Australian corporation. This debenture is convertible into shares of Common Stock at an initial conversion rate equal to one share for each $7 of principal converted.

      Also, during the first and start of the second quarter of 2000, we have received and accepted subscriptions from various European entities to purchase in a Regulation S offering an aggregate of 826,660 shares of the Company's Common Stock (the "Shares") and approximately 413,330 Common Stock Purchase Warrants with an exercise price of $0.01 per share (the "Warrants"). The Warrants are immediately exercisable. For the six months ended June 30, 2000 the Company had received an aggregate of $4,963,878 in connection with such placement as payment in full for 826,660 of the Shares and the exercise price for 413,330 of the Warrants which were exercised at $0.01 per share upon issuance. $500,000 of the proceeds received in connection with the placement was paid to the Company's financial consultants. The Company anticipates that it will need to raise significant capital during 2000 to carry out its plan through additional issuances of debt and equity. However, there can be no assurance that the Company will raise any additional capital.

     As of June 30, 2000, the Company's balance of cash and cash equivalents was $462,888. The Company believes that its current capital resources are insufficient to complete the development and finalization of the TVemail(TM) System and launch the TVemail(TM) System in the United States, which the Company expects to occur during the first quarter of 2001. In order for the Company to complete the development and finalization of the TVemail(TM) System, launch the TVemail(TM) System in the United States, begin ongoing mass production of the Client Hardware or to initiate sales and marketing efforts relating to the TVemail(TM) System, the Company will have to raise substantial amounts of additional capital through public or private debt or equity financing. The Company is in the process of trying to obtain additional financing. There can be no assurance that the Company will be able to raise such funds, and, if it cannot, its business may be materially and adversely affected.

      While the Company currently plans to commence deployment of its TVemail(TM) device and its TVemail(TM) System in the first quarter of 2001, there can be no assurance that difficulties in product development, network development, manufacturing or financing, changes in technology or other factors will not delay the launch date or prevent such launch altogether.

      On August 3, 2000 we borrowed $100,000, in consideration for a 14% Note due December 1, 2000, from Friedlander Capital Management Corp., an entity controlled by Burton G. Friedlander. Mr. Friedlander exercises voting and investment control over securities convertible into approximately 41% of our outstanding Common Stock.

      Certain Trends and Uncertainties

      In addition to the other information contained in this Report on Form 10-QSB for the quarter ending June 30, 2000, the following factors should be considered carefully.

         RISKS RELATING TO THE COMPANY'S NEED FOR ADDITIONAL FINANCIAL RESOURCES

Need for Additional Funds

      We believe our existing capital is insufficient to finalize the development of the Client Hardware, install the Server Systems to run the TVemail(TM) System network, to complete the GUI, to complete pilot testing and to initially launch the TVemail(TM) System. We anticipate that we will have to raise substantial additional capital in order to complete such endeavors and once such endeavors are completed, to continue mass production of the Client Hardware and initiate widespread sales and marketing efforts relating to the TVemail(TM) System service. We currently intend to seek additional funding through public or private financings, which may include debt or equity financings. Adequate funds for these purposes, whether obtained through financial markets or collaborative or other arrangements with corporate partners or from other sources, may not be available when needed or on terms acceptable to the Company. Insufficient funds may require us to: delay, scale back or eliminate some or all of our research and product development programs; license to third parties our technology to commercialize products or technologies that the Company would otherwise seek to develop itself; to sell ourselves to a third party; to cease operations; or to declare bankruptcy.

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

Subordination   of  Common   Stock  to  Preferred   Stock;   Risk  of  Dilution;
Anti-Dilution Adjustments.

      In the event of the liquidation, dissolution or winding up of the Company, the Common Stock is expressly subordinate to the $5 million preference of the 5 million outstanding shares of Preferred Stock. The conversion rate of the Preferred Stock is subject to adjustment, among other things, upon issuances of Common Stock or securities convertible into Common Stock or rights to purchase Common Stock that have not been expressly approved in writing by a majority in interest of the holders of Preferred Stock or their elected representatives. As of June 30, 2000, each share of Preferred Stock was convertible into 1 share of Common Stock.

Need for and Dependence on Qualified Personnel.

      Our  success  is highly  dependent  on the  hiring  and  retention  of key personnel and technical staff. The loss of key personnel or the failure to recruit necessary additional personnel or both could impede the achievement of development objectives. There is intense competition for qualified personnel in the areas of the Company's activities, and there can be no assurance that we will be able to attract and retain the qualified personnel necessary for the development of our business. Many of our competitors have significantly greater financial and other resources than we do and may be able to offer more lucrative compensation packages which include stock options and other stock-based compensation and higher-profile employment opportunities.

                 RISKS  RELATING  TO THE  COMPANY'S  OPERATIONSAND  TECHNOLOGIES

Limited Operating History; Recent Shift in Business Strategy.

      Immediately prior to the acquisition of Navis on April 5, 1999, the Company had no business operations. Navis itself was founded in June 1996 and until the fourth quarter of 1998 supplied infra-red protocol and advanced input devices to NC manufacturers and provided contract engineering and consulting services. However, Navis' revenues from operations never exceeded $703,000 in any given year. During 1998, Navis shifted its business emphasis to focus entirely on the development of the TVemail(TM) System service. We have yet to launch the TVemail(TM) System service commercially or to receive any revenue from such service. As a result, we have only a limited operating history and there is little historical information on which to evaluate our business and prospects. Our revenue, if any, for the foreseeable future is almost entirely dependent on successfully bringing the TVemail(TM) System service to market and on the number of customers, if any, who subscribe to the TVemail(TM) System service after the launch of the service. We continue to be confronted with unexpected technical challenges that have delayed our anticipated launch date until the first quarter of 2001. There can be no assurance that we will overcome these technical challenges, not be delayed by additional unexpected technical challenges or ever be successful in bringing the TVemail(TM) System service to market.

      Once the basic TVemail(TM) System service is marketed, if ever, we intend to expand our operations by developing and marketing new or complementary services or systems. However, there can be no assurance that we will be able to do so effectively. Although we believe that, in the future, we will be able to use the TVemail(TM) System service as a platform to provide e-mail related and other services, there can be no assurances that we will be able to do so.

The Company Depends on its Intellectual Property, Which May Be Difficult and Costly to Protect.

      Our intellectual property includes proprietary and confidential information that is not currently subject to patent, trademark or similar protection. The Company has filed federal trademark applications to register the trademarks "TVemail," "eNote.com," "eNote Europe," "eNote Europe.com," "eNote Australia," "eNote Australia.com," "MyGizmo," "TVGizmo," "NetGizmo," "PCemail," "WebATM," "Browserless Internet," "BuyMail," "TVewriter," "EZ Color," "eNote International.com," "Get Connected.. Simply," "Simply Communicate," and "TVemail.. The Answering Machine for the Internet," however, the Company may not be able to secure significant protection for these trademarks. If our competitors or others adopt product or service names similar to the names listed above that we anticipate using, it may impede our ability to build brand identity and customer loyalty. We rely primarily on secrecy to protect technology, especially where patent protection is not believed to be appropriate or obtainable. No assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets, or that we can effectively protect our rights to unpatented trade secrets.

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

      Our business activities and the TVemail(TM) System service may infringe upon the proprietary rights of others. In addition, other parties may assert infringement claims against the Company. Any such claims and any resulting litigation could subject us to significant liability for damages and could also result in invalidation of our proprietary rights. We could be required to enter into costly and burdensome royalty and licensing agreements. These agreements may not be available on acceptable terms, or may not be available at all. We may also need to file lawsuits to defend the validity of our intellectual property rights and trade secrets, or to determine the validity and scope of the proprietary rights of others. Litigation is expensive and time-consuming and could divert management's attention away from our business.

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

Rapid Technological Change, Customer Demands and Intense Competition.

      The e-mail service market is characterized by rapidly changing technology, customer demands and intense competition. If we cannot keep pace with these changes, our TVemail(TM) System service could become uncompetitive and its business could suffer. If we are not successful in developing and marketing enhancements to the TVemail(TM) System service or new services that respond to technological change or customer demands, our business may be materially and adversely effected.

      The competitive market for e-mail and online service access may limit demand or pricing for the TVemail(TM) System. We expect to experience intense competition from established online service providers such as America Online, Inc., Prodigy Communications Corporation and Microsoft Corporation's WebTV(TM) as well as competition from Internet appliance manufactures such as Sony and Netpliance. Many companies provide e-mail and online service access and other services, which provide functionality superior to those included in the TVemail(TM) System. As a result of this competition, demand for the TVemail(TM) System may suffer, we may be restricted in the service rates we can charge for the TVemail(TM) System and our business, financial condition and results of operations may be adversely affected. Many of our competitors have significantly greater financial, technical, marketing, distribution, customer support and other resources than we do. Furthermore, many of our competitors have significantly greater experience, better name recognition, more compelling content and easier access to consumers, advertisers and online service providers than we do.

Management of Growth.

      Our ability to implement our business plan successfully in a new and rapidly-evolving market will require effective planning and growth management. If we cannot manage our anticipated growth effectively, our business and financial results may suffer. We plan on expanding our existing operations substantially. Although we anticipate outsourcing manufacturing and procurement and limited components of marketing and technical services, we may be forced to expand our manufacturing, sales and marketing and technical support. We expect that we will need to manage and broaden multiple relationships with customers, on line providers and other third parties. We also expect that we will need to expand our financial systems, procedures and controls and will need to augment, train and manage our workforce, particularly our information technology staff. As a result, our management and operating systems may be strained by any growth and the Company may be unable to timely complete necessary improvements to its operating systems, procedures and controls to support future operations.

Capacity Constraints May Impede Revenue Growth and Profitability.

      We believe that satisfactory performance, reliability and availability of our TVemail(TM) System appliances and Server Systems infrastructure will be critical to the Company's reputation and ability to attract customers and maintain adequate customer service levels. Any significant or prolonged capacity constraints could delay or prevent customers from sending or gaining access to their documents or other data or services. Such constraints could decrease our ability to acquire and retain customers and prevent us from achieving the necessary growth in revenue to achieve profitability. If the amount of traffic increases substantially and we experience capacity constraints, we may need to spend significant amounts to expand and upgrade our technology and network infrastructure. Furthermore, we may be unable to predict the rate or timing of any increases in the use of its services in order to respond in a timely manner.

Systems Failures and Business Interruptions Which Would Harm our Business.

     Our success will depend in part on the efficient and reliable operation of TVemail(TM) System service sufficient to accommodate a large number of subscribers. We intend to locate our Server Systems at multiple sites with redundant functions in order to reduce the risks of system failure, however, the Server Systems are vulnerable to damage from fire, power loss, telecommunications failures, break-ins and other events, which could lead to: interruptions or delays in our service; loss of data; or the inability to accept, transmit and confirm customer documents and data. Our business may be materially adversely effected if its service is interrupted. Although we intend to implement network security measures, our systems may be vulnerable to computer viruses, electronic break-ins, attempts by third parties deliberately to exceed the capacity of the systems and similar disruptions, any of which could have a material adverse effect on our business.

                     RISKS RELATING TO THE INTERNET AND ONLINE COMMERCE

Privacy Concerns May Discourage Customers From Using The Company's Services.

     Concerns over the security of online transactions and the privacy of users may inhibit the growth of the Internet as a means of delivering documents and data. We may need to incur significant expenses and use significant resources to protect against the threat of security breaches or to alleviate problems caused by such breaches. We plan to rely on encryption and authentication technology to provide secure transmission of confidential information. If our security measures do not prevent security breaches, we could suffer operating losses, damage to our reputation, litigation and possible liability. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of our encryption and authentication technology and could enable an outside party to steal proprietary information or interrupt its operations.
Government Regulation and Legal Uncertainties Relating to the Internet Could Harm our Business.

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

Costs of Transmitting Documents and Data Could Increase.

      The cost of transmitting documents and data over the Internet could increase, and the Company may not be able to increase its prices to cover such rising costs. Several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet and on-line service providers in a manner similar to long distance telephone carriers and to impose access fees on such providers. Also, foreign laws and state tax laws and regulations relating to the provision of services over the Internet are still developing. If individual states impose taxes on services provided over the Internet, our cost of providing TVemail(TM) and other services may increase.

                          PART II -- OTHER INFORMATION
Item 1. Legal Proceedings.

Not applicable.

Item 2. Changes in Securities.

During the six months ended June 30, 2000, we have received and accepted subscriptions for 826,660 shares of Common Stock at a purchase price of $6.00 per share and 413,330 Common Stock Purchase Warrants with an exercise price of $0.01 per share. For the six months ended June 30, 2000 the Company had received an aggregate of $4,963,878 in connection with such placement.

The Common Stock and Common Stock Purchase Warrants were issued in transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation S promulgated thereunder.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

On June 22, 2000, we held our Annual Meeting of Stockholders. Our Board of Directors solicited proxies for the matters to be voted on at the meeting. At the meeting, out of the outstanding shares legally entitled to vote at the meeting, 10,241,800 shares of Common Stock (92.9%) and 5,000,000 shares of Preferred Stock (100%) were present in person or by proxy. Two directors were re-elected to the Company's Board to serve until the 2003 Annual Meeting. A listing of those directors follows:

Name                 Votes For  Votes Against/Withheld   Abstentions
----                 ---------  ----------------------   -----------
James Bowman         15,084,678         151,922          5,200
Victor Reichenstein  15,084,500         152,100          5,200

A proposal to table the vote on the Amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common and Preferred Stock until such future time as determined by the Board of Directors was unanimously passed by all 15,241,800 shares represented at the Meeting.

A proposal to approve the 1999 Non-Employee Directors' Stock Option Plan passed by a vote of 13,518,305 to 161,128 with 1,562,367 votes abstaining. A proposal to approve the 2000 Incentive Stock Plan passed by a vote of 13,519,023 to 160,185 with 1,562,592 votes abstaining.

A proposal to ratify the selection of Deloitte & Touche LLP independent certified public accountants, as auditors of the Company for the year ending December 31, 2000 was passed by a vote of 15,240,000 to 825 with 975 votes abstaining.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits and Reports on Form 8-K.
(a)   Exhibits
                                  EXHIBIT TABLE

  Exhibit No.    Description

      3(a)       Amended and Restated Certificate of Incorporation **

      3(b)       Amended By-laws **

      4.1 Certificate of Powers, Designations, Preferences and Rights of the Convertible Preferred Stock, par value $.01 per share, of the Company.*

      4.2 Common Stock Purchase Warrant dated April 6, 1999 between the Company and Friedlander International Limited. *

      4.3 1-Year 18 Percent Convertible Debenture due May 3, 2000 of Navis in principal amount of $200,000. **

      4.4 1-Year 18 Percent Convertible Debenture due May 3, 2000 of Navis in principal amount of $250,000. **

      4.5        $50,000 Convertible promissory note of Navis, issued
                 January 8, 1999. **

      4.6 1-Year 12 Percent Convertible Debenture due March 23, 2000 of Navis in principal amount of $100,000. **

      4.7        12% Promissory Note of Navis Technologies, Ltd. to John
                 R. Varsames, dated April 7, 1998 in principal amount of $50,000, payable on demand. **

      4.8        12% Promissory Note of Navis Technologies, Ltd. to John
                 R. Varsames, dated April 28, 1998 in principal amount of $18,000, payable on demand. **

      4.9        12% Promissory Note of Navis Technologies, Ltd. to John
                 R. Varsames, dated May 4, 1998 in principal amount of $7,500, payable on demand. **

      4.10       12% Promissory Note of Navis Technologies, Ltd. to John
                 R. Varsames, dated May 14, 1998 in principal amount of $28,000, payable on demand. **

      4.11       12% Promissory Note of Navis Technologies, Ltd. to John
                 R. Varsames, dated May 28, 1998 in principal amount of $5,200, payable on demand. **

      4.12       12% Promissory Note of Navis Technologies, Ltd. to John
                 R. Varsames, dated June 11, 1998 in principal amount of $10,000, payable on demand. **

      4.13       12% Promissory Note of Navis Technologies, Ltd. to John
                 R. Varsames, dated June 25, 1998 in principal amount of $500, payable on demand. **

      4.14       12% Promissory Note of Navis Technologies, Ltd. to John
                 R. Varsames, dated January 27, 1999 in principal amount of $6,000, payable on demand. **

      4.15       12% Promissory Note of Navis Technologies, Ltd. to John
                 R. Varsames, dated January 31, 1999 in principal amount of $56,948, payable on demand. **

      4.16       12% Promissory Note of Navis Technologies, Ltd. to John
                 R. Varsames, dated February 2, 1999 in principal amount of $5,000, payable on demand. **

      4.17       12% Promissory Note of Navis Technologies, Ltd. to John
                 R. Varsames, dated February 5, 1999 in principal amount of $5,000, payable on demand. **

      4.18       12% Promissory Note of Navis Technologies, Ltd. to John
                 R. Varsames, dated February 23, 1999 in principal amount of $5,000, payable on demand. **

      4.19       12% Promissory Note of Navis Technologies, Ltd. to John
                 R. Varsames, dated March 4, 1999 in principal amount of $20,000, payable on demand. **

      4.20       12% Promissory Note of Navis Technologies, Ltd. to John
                 R. Varsames, dated March 5, 1999 in principal amount of $1,000, payable on demand. **

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

     10.17       2000 Stock Incentive Plan.***

     10.18 Joint Venture Agreement dated as of March 24, 2000 between Seafont Pty. Ltd and the Company.***

     10.19 Service and Private Label Agreement dated as of March 20, 2000 between the Company and CoolEmail.com, Inc.***

     10.20 Memorandum of Understanding dated as of March 24, 2000 between the Company and Cesky Telecom a.s.***

     10.21 Joint Venture Agreement dated as of May 18, 2000 between Sienna Invest Limited and the Company.

     10.22 14% Note due December 1, 2000 payable to Friedlander Capital Management Corp. in the principal amount of $100,000

       27        Financial Data Schedule

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

August 14, 2000                 /s/ John R. Varsames
                  ------------------------------------------------
                                 John R. Varsames,
                       President and Chief Executive Officer
                           (Principal Executive Officer)

August 14, 2000               /s/ Michael T. Grennan
                  ------------------------------------------------
                                 Michael T. Grennan,
                  Treasurer, Secretary and Chief Financial Officer
                     (Principal Financial Officer and Principal
                                 Accounting Officer)

                                                                   EXHIBIT 10.21

                             JOINT VENTURE AGREEMENT


       This Agreement dated as of May 18th, 200 (the "Agreement"), by and between Sienna Invest Limited, a company incorporated under the laws of the British Virgin Islands, having its principle address at Mill Mail, P0 Box 964, Road Town, Tortola, British Virgin Islands ("Sienna") and eNote.com Inc., a corporation incorporated under the laws of the State of Delaware, having its principal office at 185 Allen Brook Lane, Williston, Vermont 05495, USA ("eNote").

                                   WITNESSETH:

       WHEREAS, eNote has designed, developed and is marketing in the United States an Internet appliance including a wireless keyboard and set-top box (the "Client") to permit users to access via a telephone line and view via television e-mail and selected Internet web pages ("TVemail(TM)").

       WHEREAS, eNote has designed, engineered and developed a system of software and hardware to implement TVemail(TM). This system is comprised of the TVemail(TM) appliances, including the wireless keyboard and set-top box, eNote's proprietary software (including, but not limited to, all Object Code and Source Code in whatever form), eNote's proprietary client/server architecture and database (the "Backbone"), together with all new versions, upgrades, alterations, localizations and other modifications and improvements to the TVemail(TM) and Backbone and any component thereof, and instructions and documentation provided as a unit therewith (collectively, the "TVemail(TM) System").

       WHEREAS, Sienna and its Affiliates have strategic connections and business expertise in the Territory (as defined herein).

       WHEREAS, eNote and Sienna (collectively, the "Parties" and each a "Party") desire to enter into a relationship and this Agreement to create a corporation, incorporated under the laws of the British Virgin Islands ("eNote International.com") to seek strategic opportunities and enter into business relationships to market and distribute the TVemail(TM) System throughout the Territory.

       WHEREAS, eNote International.com shall enter into joint ventures and create subsidiaries ("Operating Entities") in various jurisdictions throughout the Territory.

       WHEREAS, neither Sienna, eNote International.com nor any Operating Entities will engage in any business involving TVemail(TM) or an analogous product outside the Territory.

       WHEREAS, eNote International.com shall initially be owned equally by Sienna and eNote.

       WHEREAS, eNote shall provide to each of the Operating Entities a version of the TVemail(TM) System, localized to operate in the applicable countries throughout the Territory covered by each respective Operating Entity.

       WHEREAS, eNote shall perform all work associated with the TVemail(TM) System and any localized version thereof and no alterations or modifications shall be made to the TVemail(TM) System or any component thereof, including, but not limited to any changes regarding power supply, modem approval or telephony interface, except at the direction of eNote.

       WHEREAS, eNote shall enter into a License, Technical Assistance, Supply and Distribution Agreement with each Operating Entity to effectuate the objectives of this Agreement.

       WHEREAS, each Party shall contribute an equal amount of capital to eNote International.com as provided for herein.

       WHEREAS, eNote International.com shall distribute its interests in the various Operating Entities to Sienna and eNote as provided for herein.

       WHEREAS, eNote International.com and eNote shall enter into consulting agreements (the "Consulting Agreements") with eNote Europe.com, an English corporation, pursuant to which eNote Europe.com shall provide strategic consulting services to eNote International.com and eNote.

       NOW, THEREFORE, the Parties hereby agree as follows:

                                    ARTICLE I
                                   Definitions

       The following terms shall, for the purposes of this Agreement, have the following meanings, except as otherwise expressly provided herein (terms defined in the singular or the plural include the plural or the singular, as the case may be):

       1.1 "Affiliate" shall mean, as to any Person, any other Person that, directly or indirectly, controls, is under common control with, or is controlled by, that Person. For purposes of this definition, "control" (including, with its correlative meanings, the terms "controlled by" and "under common control with"), as used with respect to any Person, shall mean the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of such Person, whether through the ownership of voting securities or by contract or otherwise.

       1.2 "Agreement" shall mean this Agreement and any Schedules, Exhibits and Certificates attached to this Agreement.

       1.3 "Backbone" shall have the meaning set forth in the whereas clauses to this Agreement.

1.4 "Board of Directors" shall mean the Board of Directors (or its equivalent) of eNote International.com.

       1.5  "Business"  shall  have the  meaning  given to that term in  Section
2.1(a).

       1.6 "Business Day" shall mean any day on which commercial banks are not authorized or required to close in New York, New York, U.S.A. or London, England.

       1.7   "Closing" shall have the meaning set forth in Section 11.1 hereof.

       1.8 "Closing Date" shall mean that date identified in Section 11.1 hereof

       1.9 "Competitor" shall mean an entity which is engaged in the development, design, or distribution of an Internet appliance offering e-mail and web browsing capabilities using the television as the display device for such activities.

       1.10 "Distributable Cash" shall mean, with respect to any relevant period, "positive cash flow" (determined by deducting from cash flow from operating activities the sum of cash used in investing activities and payments under capital lease obligations, as reflected on a statement of cash flows prepared in accordance with U.S. generally accepted accounting principles) but excluding funds from capital contributions or loans and further excluding a reserve, in an amount reasonably determined by the Board of Directors in its business judgment to be necessary or appropriate for cash disbursements including, but not limited to, provision for the payment of all outstanding and unpaid current obligations of eNote International.com as of such time.

       1.11  "Effective  Date"  shall  have the  meaning  given to that  term in
Section 8.1.

       1.12 "eNote International.com" shall mean that entity which is to be formed prior to Closing, which shall be a corporation organized under the laws of the British Virgin Islands, which shall conduct the Business and which shall be owned and operated, directly or indirectly, by the Parties in accordance with this Agreement.

       1.13 "eNote's Proprietary Technology" shall mean and include the eNote brand, the TVemail(TM) System, any component thereof or any of the technology, software, trade secrets, trademarks, trademark applications, patents, patent applications, instruction manuals, installation manuals or other intellectual property.

       1.14 "Governmental Body" shall mean any domestic or foreign national, state or municipal or other local government or multi-national body (including, but not limited to, the European Union), any subdivision, agency, commission or authority thereof, or any quasi-governmental or private body exercising any regulatory authority thereunder.

       1.15  "License  Agreement"  shall have the meaning  given to that term in
Section 7.1.

       1.16  "Marks" shall have the meaning set forth in Section 7.4 hereof

       1.17 "Object Code" shall mean: (i) machine executable programming instructions, substantially in binary form, which are intended to be directly executable by an operating system after suitable processing and linking, but without the intervening steps of compilation or assembly; or (ii) other executable code (e.g., programming instructions written in procedural or interpretive languages).

       1.18 "Person" shall mean an individual, sole proprietorship, corporation, partnership, limited partnership, limited liability company, joint venture, trust, unincorporated organization, mutual company, joint stock company, estate, union, employee organization, bank, trust company, land trust, business trust or other organization, or a Governmental Body, or their equivalent under the applicable legal system.

       1.19 "Source Code" shall mean the human readable form of Object Code and related system documentation, including comments, procedural language and material useful for understanding, implementing and maintaining such instructions (for example, logic manuals, flow charts and principles of operation).

       1.20  "Territory" shall mean all of the countries listed on Exhibit A.

       1.21 "Transfer" shall mean the direct or indirect sale, transfer, pledge, assignment or other disposition of or mortgage, hypothecation, or other encumbrance or permitting or suffering of any encumbrance of all or any part of the equity interests in eNote lntemational.com; provided, however, that the term "Transfer" shall not include the pledge of all or any part of the equity interest in eNote lnternational.com held by a Party to secure indebtedness of such Party owing to a lender so long as such lender agrees and acknowledges in writing, as part of such pledge, that the interests of such lender are, and shall at all times be, subject to the terms and conditions of this Agreement, and that such pledge (and the rights of the lender) is at all times subordinate to the rights of the other Party pursuant to this Agreement. No lender may foreclose on a pledge without complying with the provisions of Section 9.3.

       1.22 "TVemail(TM)" shall have the meaning set forth in the whereas clauses to this Agreement.

       1.23 "TVemail(TM) System" shall have the meaning set forth in the whereas clauses to this Agreement.

                                   ARTICLE II
                         Purpose and Scope of Agreement

       2.1   Purpose.

       (a) Sienna and eNote jointly undertake through eNote International.com to: seek out, create and enter into strategic relationships and joint ventures with local entities throughout the Territory and create Operating Entities to market and distribute, only within the Territory, an internet appliance product similar to the TVemail(TM) product which is being offered by eNote to consumers in the United States (the "Business").

       (b) The joint business relationship between Sienna and eNote will permit the parties to leverage the concept and technical innovations of the TVemail(TM) System and Sienna's expertise and experience within the Territory.

       (c) Except as explicitly set forth in this Agreement, neither Sienna nor eNote (or their respective Affiliates) shall have any obligation to the other to conduct business exclusively with the other Party, to offer business opportunities to the other party or to refrain from competition in any manner whatsoever regardless whether the Parties are jointly engaged in (or may also engage in) a particular activity at a particular time.

       2.2   No Partnership.

       Nothing in this Agreement shall be construed as creating between the Parties a partnership, fiduciary or other similar relationship or a joint venture except as expressly provided for herein. Nothing in this Agreement shall create or imply any exclusive relationship or any obligation to inform the other Party, offer to the other Party (or eNote International.com) or to include the other Party in any opportunity which may be available to one of the Parties in the future, regardless of the relationship between such opportunity and the Business.

       2.3   Overall Conduct of Business.

       (a) The Business shall be conducted through joint participation by the Parties in an independent corporate entity, eNote International.com.

       (b) Each Party shall hold its interest in eNote International.com either directly or through one or more Affiliates in accordance with Section 9.2. eNote shall initially own fifty percent (50%) of the issued and outstanding common stock of eNote International.com and Sienna shall initially own the other fifty percent (50%) of the issued and outstanding common stock of eNote International.com.

       (c) Neither Party nor eNote International.com shall have the right to represent the other Party in negotiations with third parties. Subject to the prior explicit approval of the represented Party, no Party nor eNote International.com shall have the right to enter into an agreement with a third party for the account of the other Party or for their joint account, except as expressly provided herein. The Party entering such unauthorized agreement or causing such liability shall hold the other Party harmless for any claims raised by a third party.

       (d) The Business shall not under any circumstances be conducted in any way outside the geographical limits of the Territory unless otherwise agreed to explicitly by the Parties in writing.

                                    ARTICLE 3
                                Entity Formation

       3.1   Formation and Organizational Documents:

       (a) Prior to the Closing Date, Sienna shall cause eNote International.com to be legally and validly formed under the laws of the British Virgin Islands.

       (b) eNote International.com, to the extent legally available, shall have the name "eNote International.com Corporation," or such other name as shall be mutually agreed upon by the Parties.

       (c) The certificate of incorporation, articles of association, or memorandum (or other similar constituent documents as are specified by the laws of its formation) which are to be filed with the appropriate governmental authority to create eNote lntemational.com shall be delivered by Sienna to eNote prior to such filing and shall be subject to eNote's approval. No change or amendment shall be made to such constituent documents without the consent of both Parties.

       (d) Prior to the Closing, Sienna and eNote shall agree on the Bylaws which shall be adopted by the Parties. No change or amendment shall be made to such Bylaws without the unanimous consent of both Parties.

       3.2 Board of Directors: The Parties, as shareholders of eNote International.com, shall cause eNote International.com to have five (5) directors who shall compose the Board of Directors. Each of the Parties shall have the right to nominate two (2) nominees to the Board of Directors. The Parties agree to vote their shares of eNote International.com to elect such nominees. In addition to each of the Party's Nominees, each of the Parties shall cause an outside Director, satisfactory to each of the Parties and a legal resident of the British Virgin Islands to be elected to the Board of Directors. The Parties agree that the initial Directors shall be those persons set forth on Exhibit B hereto. Any action by the Board of Directors shall require the consent of four (4) out of the five (5) directors.

       3.3 Issuance of Shares. On the Closing Date, and upon each of the Parties satisfying their respective initial capital contribution obligations as provided for in this Agreement, eNote and Sienna shall each be entitled to receive fully paid and nonassessable shares of common stock representing 50% percent of the issued and outstanding equity interests of eNote International.com.

                                   ARTICLE IV
                              Capital Contributions

       4.1 Capital Contributions by the Parties. On the Closing Date each Party shall contribute Five Hundred Thousand U.S. Dollars ($500,000) in immediately available funds to the account of eNote International.com in consideration for the Common Stock to be issued to each of the Parties pursuant to Section 3.3 hereof.

                                    ARTICLE V
                    Management of the eNote International.com

       5.1 Matters Requiring Joint Action as Shareholders. Subject to applicable law, eNote and Sienna agree that any activities by eNote International.com in respect of the following matters shall require the consent and approval of each of eNote and Sienna as shareholders thereof, or, if such a requirement is not possible, that the Parties adopt a joint position in respect of any such decision that the Board of Directors shall consider in connection with approving any action regarding such activity:

       (a)   approval of any strategic plan;

       (b) the adoption, amendment or repeal of any provisions of the charter documents of eNote International.com;

       (c) the issuance, redemption, repurchase or retirement of any securities of eNote International.com (including any option, warrant or other right to purchase an interest in eNote International.com, or any securities convertible or exchangeable into the same);

       (d) the sale, transfer or disposal of assets of eNote International.com in excess of One Hundred Thousand U.S. Dollars ($100,000) per fiscal year (excluding inventory sold in the ordinary course of business);

       (e) any merger or consolidation of eNote International.com with or into another entity;

       (f) the organization of, or the acquisition or disposition of, any interest in another entity by eNote International.com other than for purposes of cash management on a short term basis with a recognized money market institution;

       (g) the borrowing of funds in excess of One Hundred Thousand U.S. Dollars ($100,000) in U.S. Dollars per fiscal year by eNote International.com;

       (h) the filing by eNote International.com of a petition for liquidation, dissolution or seeking protection from creditors of eNote International.com;

       (i) approval of the annual operating budget and Business Plan of eNote International.com;

       (j) any decision involving a declaration of dividends eNote International.com;

       (k) any decision involving the approval of a material agreement between one of Sienna, eNote or their respective Affiliates and eNote International.com including but not limited to any guarantee given by Sienna or eNote or their respective Affiliates on behalf of eNote
International.com;

       (l)   any action outside the scope of the Business;

       (m)   any action by eNote International.com outside the Territory;

       (n)  any early repayment of indebtedness by eNote International.com;

       (o) knowingly entering into a transaction or arrangement with a Competitor;

       (p) entering into any contract potentially requiring an aggregate of payments by eNote International.com in excess of One Hundred Thousand U.S. Dollars ($100,000) during any fiscal year; and

       provided that, to the extent that any action requiring the approval of the Board of Directors is specifically set forth on a line item basis in any business plan of eNote International.com, such action shall be deemed to have been approved except as to subparagraphs (o) and (m) above.

       5.2   Financial Policies, Accounting, Fiscal Year.

       (a) All financial statements prepared with respect to eNote International.com shall be prepared in U.S. currency and in accordance with the generally accepted accounting principles in existence in the British Virgin Islands, consistently applied, provided that eNote International.com shall provide such financial information to the Parties together with such other information as each Party reasonably requests; all such information shall be provided in a format reasonably requested by the Parties such that each Party may, at the expense of eNote International.com, prepare financial statements for eNote International.com in accordance with generally accepted accounting principles in existence in the United States. Such information and financial statements shall be provided in a time frame allowing the requesting Party to fulfill all of its financial reporting obligations.

       (b) The Board of Directors shall select as eNote International.com's independent accountants to provide accounting and auditing services to eNote International.com the same independent accounting firm selected by eNote to provide eNote with accounting and auditing services. eNote International.com shall be subject to an annual audit by such accountants.

       (c) eNote International.com shall adopt December31 as the end of its fiscal year.

       (d) eNote International.com shall furnish, on a regular basis and as may be reasonably requested by a Party, such accounting and other information which a Party reasonably requires to fulfill its reporting and financial planning objectives and the annual audit report shall be furnished by eNote International.com to the Parties within sixty (60) days after the end of its fiscal year and an unaudited statement within thirty (30) days after the end of each fiscal quarter.

       5.3 Dividend Policy. eNote International.com shall distribute dividends or make other distributions subject to Section 5.1 and the unanimous approval of the Board of Directors. Notwithstanding the foregoing, eNote International.com shall distribute any and all securities representing an interest in an Operating Entity to each of the Party's at the demand of either Party provided such securities are listed on a nationally recognized securities exchange.

       5.4 Constituent Documents of eNote International.com. The articles of association, articles of incorporation, by-laws, or constituent documents of eNote International.com shall reflect the provisions set forth in this Article V and Section 3.2 with such changes as shall be jointly agreed by the Parties and each of the Parties shall review and approve such constituent documents prior to the Closing Date.

                                   ARTICLE VI
                      Joint Participation in Opportunities

       6.1   Exclusivity.

     (a) Commencing on the date of this Agreement and continuing for so long as this Agreement is in effect and Sienna and eNote shall each have an equity interest in eNote International.com, eNote and its Affiliates shall not, within the Territory, without the express written consent of Sienna, license, supply, distribute or sell any products or Technology, engage in any activity which is, or participate or invest in, or provide or facilitate the provision of financing to, or assist (whether as owner, part-owner, shareholder, member, partner, director, officer, trustee, employee, agent or consultant, or in any other capacity) any business, organization or person other than eNote
International.com, or Sienna (or any subsidiary or affiliate of eNote International.com or Sienna), whose business, activities, products or services are competitive with any of the business activities, products or services conducted or offered by Sienna or eNote International.com and their respective subsidiaries and affiliates... Notwithstanding anything herein to the contrary, the eNote may make passive investments in any enterprise the shares of which are publicly traded if such investment constitutes less than one percent (1%) of the equity of such enterprise.


       (b) Commencing on the date of this Agreement and continuing for so long as this Agreement is in effect and Sienna and eNote shall each have an equity interest in eNote International.com, Sienna and its Affiliates shall not, without the express written consent of eNote, engage anywhere in the world in any activity which is, or participate or invest in, or provide or facilitate the provision of financing to, or assist (whether as owner, part-owner, shareholder, member, partner, director, officer, trustee, employee, agent or consultant, or in any other capacity), any business, organization or person other than eNote International.com, or eNote (or any subsidiary or affiliate of eNote International.com or eNote), whose business, activities, products or services are, competitive with any of the business activities, products or services conducted or offered by eNote or eNote International.com and their respective subsidiaries and affiliates with respect to the TVemail(TM) System or any component thereof. Without implied limitation, the forgoing covenant shall include hiring or engaging or attempting to hire or engage for or on behalf of itself or any such competitor any officer or employee of eNote or eNote International.com or any of its direct and/or indirect subsidiaries and affiliates, or any former employee of eNote or eNote International.com.
Notwithstanding anything herein to the contrary, Sienna may make passive investments in any enterprise the shares of which are publicly traded if such investment constitutes less than one percent (1%) of the equity of such enterprise.

       6.2 Other Activities of the Parties. Notwithstanding anything to the contrary contained herein, Sienna acknowledges and agrees that, nothing in this Agreement shall limit or restrain eNote's activities anywhere outside of the Territory.

       6.3 Severability. In the event that the restrictions and obligations set forth in Section 6.1 are invalid for any reason under applicable law, Section
6.1 shall be reformed to the give effect to the Parties intent therein to the fullest extent permitted by applicable law. The invalidity or reformation of
Section 6.1 shall not affect the remainder of this Agreement.

                                   ARTICLE VII
              Techno1ogy/Software/Know-How/Patents/Copyrights/Trademarks

       7.1 eNote License Agreement. The Parties agree that eNote will negotiate and execute, subject to the approval of eNote International.com, a License, Technical Assistance, Supply and Distribution Agreement with each of the Operating Entities (the "License Agreements"). The License Agreement shall include, to the extent necessary, language to protect the rights of eNote in its property as it relates to TVemail(TM) System under local laws in the country or countries in which the Operating Entities provide services, as determined by eNote in its reasonable discretion.

       7.2 eNote's Initial Technology Development for the Operating Entities. eNote shall use its best efforts to provide the same software and hardware functionality to each Operating Entity as its TVemail(TM) System in the United States, subject to localization.

       7.3   eNote Ongoing Development.

       (a) eNote acknowledges the importance to the Business of access by eNote International.com to ongoing development activities. Accordingly, eNote agrees, at Sienna's oral or written request, to provide to eNote International.com regular access to the following:

             (i) plans for all current and future products used in the eNote TVemail(TM) product and support of such product provided by eNote, on an annual basis.

             (ii) functional descriptions, development plans, schedules and periodic status for products and enhancements thereto under development, as soon as such materials exist.

            (iii) data for products regarding design changes, problem tracking, correction of errors or bugs and proposals for new products.

       (b) eNote agrees to make all reasonable efforts to assure the technical continuity and compatibility of the TVemail(TM) System and the Business in the Territory whenever reasonably feasible.

       (c) All proposed changes and improvements by eNote shall constitute confidential information of eNote. Sienna acknowledges that eNote shall have the right to make public announcements relating to current and future products and all development plans.

       (d) For purposes of technology development and assistance, eNote shall dedicate such time and priority to the requests of each Operating Entity as is proportional to the business traffic generated by such Operating Entity in relation to the overall business of eNote and its subsidiaries and affiliates.

       (e) eNote International.com will be entitled to have a designee attend material product development meetings held by eNote and participate therein provided eNote International.com covers all costs associated with such attendance.

       7.4   Trademarks.

       (a) eNote presently owns the trademarks and trade names set forth on Exhibit C (the "Marks"). Effective as of the Closing Date, eNote hereby grants eNote International.com a non-exclusive, non-transferable, freely revocable license to use the Marks, solely in connection with the Business.

       (b) eNote shall have control over the defense of any trademark claim, including appeals, negotiations and the right to effect a settlement or compromise thereof, provided that: (i) eNote may not partially settle any trademark claim without the written consent of eNote International.com unless such settlement releases eNote International.com fully; and (ii) eNote shall promptly provide eNote International.com with copies of all pleadings or similar document relating to any trademark claim.

                                  ARTICLE VIII
                                Term; Termination

       8.1   Term.

       The term of this Agreement shall commence on the date of execution and delivery of this Agreement (the "Effective Date"). The Agreement shall expire upon the earlier of: (i) when terminated by mutual agreement of the Parties;
(ii) when terminated by either Party in writing pursuant to Section 8.2 hereof; or (iii) when one of the Parties, or their respective Affiliates, no longer holds any shares of capital stock of eNote International.com.

       8.2   Termination.

       The Party which is not in breach of this Agreement shall have the right to terminate this Agreement upon the occurrence of the events set forth below:

       (a) The other Party is in material breach of any material term, condition or covenant of this Agreement and the breaching Party fails to cure such breach within thirty (30) calendar days after the receipt of written notice of such breach; or

       (b) An event of bankruptcy occurs with respect to the other Party. For purposes of the foregoing, an event of bankruptcy with respect to a Party means any of the following circumstances (or the substantial equivalent under applicable law in any other country): (a) the commencement by the Party of a voluntary case under the United States Bankruptcy Code or an equivalent law as applicable to such Party in the British Virgin Islands, (b) the commencement against the Party of an involuntary case under the United States Bankruptcy Code or an equivalent law as applicable to such Party in the British Virgin Islands if the case is not vacated with a ninety calendar days, (c) the entry of a final order by a court of competent jurisdiction finding the Party to be bankrupt or insolvent, ordering or approving its liquidation, reorganization or any modification or alteration of the rights of its general creditors or assuming custody of or appointing a receiver or other custodian for all or a substantial part of its property and such order shall not be vacated or stayed upon appeal or otherwise stayed within ninety calendar days or (d) the Party making an assignment for the benefit of, or entering into a composition with, its creditors, or appointing or consenting to the appointment of a receiver or other custodian for all or a substantial part of its property.

       (c) Termination under subsection (a) shall be effective upon delivery of notice of the expiration of the cure period and termination under subsection (b) will become effective immediately upon written notice of termination at any time after the occurrence of the event of bankruptcy.

       8.3 Effect of Termination. Upon Termination of this Agreement, unless otherwise agreed to by the Parties, eNote International.com shall pay all of its liabilities and distribute all of its remaining assets to its shareholders in accordance with applicable law. Sections 2.2 and 12.1, shall survive termination of this Agreement.

                                   ARTICLE IX
                                    Transfers

       9.1 Limitation on Transfer. Except as expressly permitted in this Article IX, neither eNote nor Sienna shall, without the prior written approval of the other Party (which may be withheld in the sole discretion of such Party), Transfer its interest in eNote International.com or assign its rights or obligations under this Agreement in any manner whatsoever and any purported Transfer or assignment in contravention of this Section 9.1 shall be void.

       9.2   Permitted Transfers and Assignments.

       (a) Notwithstanding Section 9.1, either Party may, at any time upon compliance with Section 9.2(b), Transfer all or part of its interest in eNote International.com to an Affiliate of such Party or assign its rights and obligations under this Agreement to an Affiliate, without the prior written approval of the other Party. Notwithstanding anything to the contrary contained in this Agreement, the interests of Sienna and its Affiliates in eNote International.com shall be held within an entity which is not an Affiliate with any Competitor.

       (b) Any Transfer by a Party of an interest in eNote International.com or assignment of the rights and obligations as permitted by Section 9.2(a) shall be effective only upon the execution and delivery by the transferor of an appropriate irrevocable and unconditional guarantee to continue to be bound by the provisions of this Agreement and the constituent documents of eNote International.com together with instruments of assumption under which the Affiliate agrees to be bound by this Agreement and the constituent documents of eNote International.com. An assignment or Transfer shall not release the transferor of any of its obligations hereunder or under any constituent document relating to eNote International.com.

       (c) Notwithstanding anything to the contrary contained in the Agreement, eNote may Transfer this Agreement and all of its rights and obligations hereunder to or all of its equity interests in eNote International.com to any Person acquiring all or substantially all of the business (including the technology necessary to honor this Agreement) of eNote whether by merger, sale of assets or otherwise, provided, however, that any such Person agrees in writing to be bound by the terms and conditions of this Agreement. Upon any such transfer, eNote shall be released from any further obligation under this Agreement.

       9.3   Right of First Refusal; Tag Along Right

       (a) At any time after which a governmental restraint on sale is no longer enforceable, either Party (the "Seller") intends to sell, assign or transfer all or a portion of such Party's equity ownership interest in eNote International.com for cash, the Seller shall, prior to any such transfer, give written notice (the "Sellers Notice") of such intention to the other Party (the "Offeree"). The Seller's Notice shall include the name of the proposed transferee, the proposed purchase price for its equity ownership interest in eNote International.com (the "Offered Interest"), the terms of payment of such purchase price and all other matters relating to such sale and shall be accompanied by a copy of a binding written agreement of the proposed transferee to purchase the Offered Interest from the Seller. The Seller's Notice shall constitute a binding offer by the Seller to sell to the Offeree, or to any Affiliate of the Offeree designated by the Offeree, the Offered Interest at the monetary price designated in the Seller's Notice and as payable as provided in
Section 9.3(b). Not later than sixty (60) days after receipt of the Seller's Notice, the Offeree may elect to purchase the Offered Interest by written notice stating that the Offeree has accepted the offer contained in the Seller's Notice, which notice shall fix a time, location and date for the closing of such purchase, which date shall be not less than fifteen (15) nor more than sixty
(60) days after the delivery of such written, or on such other date as may be mutually agreed by the Parties.

       (b) The place for the  closing  of any  purchase  and sale  described  in
Section 9.3(a) shall be the principal office of eNote International.com or at such other place as the Seller and the Offeree shall agree. At the closing, the Seller shall accept payment on the terms offered by the proposed transferee named in the Seller's Notice, provided that the Offeree shall be entitled substitute cash or other securities of equivalent fair market value in lieu of any non-monetary consideration offered by the proposed transfer, including, without limitation, delivery of other securities in exchange for the Offered Interest proposed to be sold. At the closing, the Seller shall execute and deliver to the Offeree such documents, records, and other instruments of transfer, in form and substance reasonably satisfactory to the Offeree and its counsel, necessary: (i) to evidence the Seller's ownership of the Offered
Interest in eNote International.com; and (ii) effectively to transfer the Offered Interests to the Offeree, free and clear of any liens, charges or other encumbrances, and the Offeree shall deliver the purchase price for such Offered Interest, in immediately available funds. The Seller shall deliver or execute at the closing any documents, records or other instruments of transfer reasonably requested by the Offeree and necessary to evidence the Offered Interest or effectively to transfer an Offered Interest.

       (c) In lieu of accepting the offer to purchase provided for in Section 9.3(a), the Offeree shall have the option (the "Participation Option") to participate in the proposed transfer on the same terms offered to the Seller and the Offeree as contained in the Seller's Notice and the Seller and the Offeree shall each participate in the proposed transfer pro-rata based on each Party's proportional ownership interest in eNote International.com. Not later than sixty
(60) days after receipt of the Seller's Notice, the Offeree may exercise the Participation Option by written notice stating that the Offeree is electing to participate in the proposed transfer contained in the Seller's Notice

       (d) If the Offeree fails to accept the offer contained in the Seller's Notice or exercise the Participation Option, then the Seller shall be free to sell all, but not less than all, of the Offered Interest to the designated transferee at a price and on terms no less favorable to the Seller than described in the Seller's Notice, provided that such sale is consummated within ninety (90) days after the giving of the Seller's Notice to the Offeree. As a condition precedent to the effectiveness of a transfer pursuant to this Section 9.3(d), the proposed transferee(s) shall agree in writing prior to such transfer to become a party to and bound by the provisions of this Agreement, and shall thereafter be permitted to transfer such Ownership Interest only in accordance with this Agreement.

                                    ARTICLE X
                         Representations and Warranties

       10.1 Certain Representations and Warranties of Sienna. Sienna makes the following representations and warranties for the benefit of eNote and eNote International.com, each of which shall survive the execution and delivery of this Agreement:

       (a) Organization and Standing. Sienna is a duly organized and validly existing corporation in good standing under the laws of the British Virgin Islands.

       (b) Corporate Action. Sienna has all necessary corporate power and has taken all corporate action required to authorize the execution and delivery of this Agreement and does not require the consent of any third party which has not been obtained.

       10.2 Certain Representations and Warranties of eNote. eNote makes the following representations and warranties for the benefit of Sienna and eNote International.com, each of which shall survive the execution and delivery of this Agreement:

       (a) Organization and Standing. eNote is a duly organized and validly existing corporation in good standing under the laws of Delaware.

       (b) Corporate Action. eNote has all necessary corporate power and has taken all corporate action required to authorize the execution and delivery of this Agreement and does not require the consent of any third party which has not been obtained.

                                   ARTICLE XI
                                     Closing

       11.1 Closing.  Provided that the closing  conditions set forth in Section
11.3 have been satisfied on such date as agreed upon by the Parties (the "Closing Date"), the commencement of the Business shall begin (the "Closing").

       11.2 Closing Deliveries. On the Closing Date and at the Closing:

       (a)  eNote  and  Sienna   shall  each   contribute   $500,000   to  eNote
International.com in accordance with Section 4.1.

       (b) eNote International.com shall issue certificates to each of Sienna and eNote representing 50% of the issued and outstanding of Common Stock of eNote International.com.

       11.3   Closing   Conditions.    Prior   to   the   Closing   Date   eNote
International.com shall be a validly formed corporation under the laws of the British Virgin Islands in accordance with the terms of this Agreement.

       11.4  Survival.   Except as explicitly set forth in this Agreement, the
Closing shall not terminate any provision of this Agreement.

                                   ARTICLE XII
                                  Miscellaneous

       12.1  Confidential Information.

       (a) At all times following the date hereof, each Party shall keep strictly confidential and not disclose, use, divulge, publish or otherwise reveal, directly or through another Person, (A) any confidential, non-public information of the other Party or its Affiliates which was disclosed pursuant to any License Agreement, or (B) any confidential, non-public information: (i) relating to the business of the other Party and its Affiliates and obtained as a result of the preparation and negotiation of this Agreement, the performance by the Parties of their obligations hereunder, or the joint conduct by the Parties of activities pursuant to this Agreement; or (ii) relating to the business of eNote International.com, including, but not limited to, documents and/or information regarding customers, costs, profits, markets, sales, products, product development, key personnel, pricing policies, operational methods, technology, know-how, technical processes, formulae, or plans for future development of or concerning eNote International.com (collectively, "Confidential Information"), except as may be necessary for the directors, employees or agents of its and its Affiliates to perform their respective obligations under this Agreement or as otherwise required under applicable law, including, in the case of eNote, the rules and regulations promulgated under the Securities Exchange Act of 1934 provided that neither Party shall make any disclosure required under applicable law before providing the other Party with a reasonable opportunity to seek a protective order. Each Party shall cause any Persons receiving information in accordance with the terms hereof to retain it in confidence. Upon termination of this Agreement, each Party shall either destroy or return to the other all memoranda, notes, records, reports and other documents (including all copies thereof) relating to the Confidential Information of the other Party and eNote International.com which such Party may then possess or have under its control (except information owned by eNote International.com which such Party continues to own after such termination). Notwithstanding the foregoing, the following shall not constitute Confidential Information: (w) information which was already otherwise known to the recipient at the time of its receipt in connection with this Agreement, (x) information which is or becomes freely and generally available to the public through no wrongful act of the recipient, (y) information which is rightfully received by the recipient from a third party legally entitled to disclose such information without breach by the recipient of this Agreement,or (z) in connection with legal action initiated by a Party to enforce rights under this Agreement, provided that adequate safeguards (such as protective orders) are maintained.

       12.2  Governing Law/Arbitration.

       (a) This Agreement, and the rights and liabilities of the Parties hereunder, shall be governed by the substantive laws of the State of New York, to the exclusion of its rules of choice of law. Each of the Parties consents to personal jurisdiction in New York and waives objection to venue there.

       (b) Any controversy or claim arising out of or relating to this Agreement or its breach shall be settled by binding arbitration in the City of New York at the American Arbitration Association pursuant to its rules and regulations. The arbitrator is expressly permitted to award to the prevailing party all reasonable attorneys' fees and costs, including the arbitrator's fees.

                          ACKNOWLEDGMENT OF ARBITRATION

       EACH OF THE UNDERSIGNED UNDERSTANDS THAT THIS AGREEMENT CONTAINS AN AGREEMENT TO ARBITRATE. AFTER SIGNING THIS DOCUMENT, EACH PARTY UNDERSTANDS THAT IT WILL NOT BE ABLE TO BRING A LAWSUIT CONCERNING ANY DISPUTE THAT MAY ARISE WHICH IS COVERED BY THE ARBITRATION AGREEMENT, UNLESS IT INVOLVES A QUESTION OF CONSTITUTIONAL OR CIVIL RIGHTS. INSTEAD EACH PARTY AGREES TO SUBMIT ANY SUCH DISPUTE TO AN IMPARTIAL ARBITRATOR AT THE AMERICAN ARBRITRATION ASSOCIATION.

       12.3 Press Release. Except as may be required by law, the execution and content of this Agreement shall be kept in confidence by the Parties until and subject to the publication of a press release relating thereto, the content and timing of which shall be jointly agreed upon.

       12.4 Entire Agreement. Except for the agreements specifically referred to in this Agreement, this Agreement constitutes the entire agreement among the Parties pertaining to the subject matter hereof and supersedes all prior and contemporaneous agreements, understandings, negotiations and discussions, whether oral or written, of the Parties. No amendment, supplement, modification, waiver or termination of this Agreement shall be implied or be binding unless executed in writing by the Party to be bound thereby. No waiver of any of the provisions of this Agreement shall be deemed or shall constitute a waiver of any other provision hereof (whether or not similar), nor shall waiver constitute a continuing waiver unless otherwise expressly therein provided.

       12.5 Assignment. All of the terms and provisions of this Agreement by or for the benefit of the Parties shall be binding upon and inure to the benefit of their successors, and permitted assigns. The rights and obligations provided by this Agreement may not be assigned, except in accordance with Sections 9.2 and
9.4. Except as expressly provided herein, nothing herein is intended to confer upon any Person, other than the Parties and their permitted successors, heirs and permitted assigns as provided herein, any rights or remedies under or by reason of this Agreement. For purposes of this Section 12.5, Assignment shall be deemed to include any change of control of Sienna as a result of a merger or a stock sale which results in the shareholders of Sienna immediately prior to such merger or stock sale, holding less than 50% of the issued and capital stock of Sienna immediately after such merger or stock sale.

       12.6 Notices. All notices, requests, demands and other communications hereunder shall be in writing and shall be deemed to have been duly given (except as may otherwise be specifically provided herein to the contrary): (i) if delivered by hand to the Party to whom said notice or other communication shall have been directed, upon such receipt; (ii) if mailed by certified or registered mail with postage prepaid, return receipt requested, on the third business day after mailing; (iii) if transmitted by facsimile, on the date of transmission, with such transmittal followed by delivery of a confirmation copy via one of the other methods set out herein or (iv) if mailed via internationally know overnight courier such as Federal Express on the second business day after mailing. All notices shall be addressed as set forth below or to any other address such Party shall notify to the other Party in accordance with this Section:

      (a) If to Sienna to:    16 Rue de Hesse
                         P.O. Box 5342
                         1211 Geneva, Switzerland
                         Facsimile: 4122 311 3309

       with a copy to:   David S. Abramson, Esq.
                         12 East 41st Street
                         New York, NY  10017

      (b) If to eNote to:     185 Allen Brook Lane
                         Williston, VT  05495
                         Attn: President
                         Facsimile: 1 802 288 9000
       with a copy to:  H.Kenneth Merritt, Jr., Esq.
                        Merritt & Merritt
                        30 Main Street, Suite 330
                        P.O. Box 5839
                        Burlington, VT  05402


       12.7 Counterparts. This Agreement may be executed and delivered in one or more counterparts, each of which shall be deemed to be an original, and all of which when taken together shall constitute one and the same instrument and shall become effective when copies hereof, bearing the signatures of each of the Parties, shall have been received by Sienna and eNote.

       12.8 Expenses. The Parties agree that, except as otherwise set forth in this Agreement, eNote International.com shall pay all of the legal and other fees and expenses relating to its formation, including, without limitation, the filing of certificates and registration fees. Each Party shall pay all of its own legal and other fees and expenses incurred in connection with this Agreement, the transactions contemplated hereby, and the negotiations leading to the same.

       12.9 Further Assurances. Each Party shall perform all other acts and execute and deliver all other documents as may be necessary or appropriate to carry out the purposes and intent of this Agreement, as reasonably requested by the other Party.

       12.10 Severability. If any provision of this Agreement shall be held to be incomplete, illegal, invalid or unenforceable, or if it becomes necessary to amend the Agreement in order to comply with an administrative or governmental order, the remaining provisions of the Agreement shall stay in force and the unenforceable, void or incomplete provision shall be replaced by a valid provision or amendment reflecting the economic and business objectives of the original Agreement as best as possible, provided however, that if any replacement provision or amendment would lead to a change in the fundamental economic and business terms of this Agreement, each Party shall have the right to terminate this Agreement in accordance with Section 8.1 of this Agreement.

       IN WITNESS WHEREOF, the Parties have executed this Joint Venture Agreement as of the date and year first above written.

                              SIENNA INVEST LIMITED

                          By: /s/ Shahrokh Nikkhah
                                 Name: Shahrokh Nikkhah
                                 Title:  Director

                              ENOTE.COM INC.

                          By: /s/ John Varsames
                             Name: John Varsames
                             Title: President & CEO

                                    EXHIBIT A
                                    Territory

*Region commonly referred to as Europe. including but not limited to:
Austria                              Luxembourg
Belgium                              Monaco
Cyprus                               Netherlands
Denmark                              Norway
Finland                              Portugal
France                               Spain
Germany                              Sweden
Greece                               Switzerland
Iceland                              Turkey
Ireland                              United Kingdom
Italy

*Region commonly referred to as Central & Eastern Europe, including but not limited to:
Albania                              Poland
Bosnia-Herzegovina                   Romania
Bulgaria                             Slovakia
Croatia                              Slovenia
Czech Republic                       Yugoslavia
Hungary

*Region commonly referred to as Commonwealth of Independent States, including but not limited to:
Armenia                              Latvia
Azerbaijan                           Lithuania
Estonia                              Russia
Belarus                              Tajikistan
Georgia                              Turkmenistan
Kazakhstan                           Ukraine
Kyrgyzstan                           Uzbekistan

*Region commonly referred to as Middle East and Northern Africa, including but not limited to:
Algeria
Bahrain
Brunei
Egypt
Jordan
Morocco
Oman
Qatar
Saudi Arabia
Syria
Tunisia
United Arab Emirates
Kuwait
Yeman
Lebanon

*Notwithstanding anything to the contrary contained herein, eNote shall in no way be required, or otherwise held in breach or liable for failure, to enter into any licensing arrangement, perform technical services or enter into any other transaction contrary to any applicable laws, including without limitation the federal laws of United States of America.

Furthermore, a joint decision will be made on a country by country basis prior to contract or deployment.

                                    EXHIBIT B

                  Initial Directors of eNote International.com

John R. Varsames

Michael T. Grennan

George S. Horton Jr.

Shahrokh Nikkhah

                                    EXHIBIT C
                         eNote's Trademarks and Trade Names

1) eNote.com(TM)
2) TVemail(TM)
3) PCemail(TM)
4) WebATM(TM)
5) EZ Color(TM)
6) Browserless Internet(TM)
7) BuyMail(TM)
8) TVewriter(TM)
9) eNote International(TM)
10) eNote International.com(TM)
11) eNote Europe(TM)
12) eNote Europe.com(TM)
13) eNote Australia(TM)
14) eNote Australia.com(TM)
15) AIRMOUSE(R)
16) Twirp(R); rights belong to SolutioNet, Ltd.
17) Get Connected.. Simply(TM)
18) Simply Communicate(TM)
19) TVemail.. The Answering Machine for the Internet(TM)

                                                                   EXHIBIT 10.22
                                 ENOTE.COM INC.
                          14% NOTE DUE DECEMBER 1, 2000


F-1                                                         Williston, Vermont
$100,000                                                        August 3, 2000

      FOR  VALUE  RECEIVED,   ENOTE.COM  INC.,  a  Delaware   corporation   (the
"Company"), hereby promises to pay to the order of FRIEDLANDER CAPITAL MANAGEMENT CORP. (the "Payee") or its registered assigns, the principal sum of ONE HUNDRED THOUSAND DOLLARS ($100,000), with the interest from the date hereof (computed daily on the basis of a 360-day year) on the balance of the principal remaining unpaid from time to time, accruing at a rate equal to fourteen percent (14%) per annum, compounded annually. Accrued interest and principal shall be paid as follows:

      (i)   On December 1, 2000, (the "Maturity Date") the Company shall pay the
            full  amount  of  accrued   interest  and  unpaid   principal   then
            outstanding; and

      (ii) Accrued interest shall be due and payable prior to the Maturity Date on the satisfaction of this Note, as a result of prepayment.

      This Note may be prepaid at any time or from time to time.

      Principal and interest shall be payable in lawful money of the United States of America, in immediately available funds, at the principal office of the Payee or at such other place as the legal holder may designate from time to time in writing to the Company.

      Section 1. Transfer and Exchange. The holder of this Note may, prior to maturity thereof, surrender such Note at the principal office of the Company for transfer or exchange. Within a reasonable time after notice to the Company from such holder of its intention to make such exchange and without expense to such holder, except for any transfer or similar tax which may be imposed on the transfer or exchange, the Company shall issue in exchange therefore another Note or Notes for the same aggregate principal amount as the unpaid principal amount of the Note so surrendered, having the same maturity and rate of interest, containing the same provisions and subject to the same terms and conditions as the Note so surrendered. Each new Note shall be made payable to such person or persons, or transferees, as the holder of such surrendered Note may designate, and such transfer or exchange shall be made in such a manner that no gain or loss of principal or interest shall result therefrom.

      Section 2. New Note. Upon receipt of evidence reasonably satisfactory to the Company of the loss, theft, destruction or mutilation of the Note, the Company will issue a new Note, of like tenor and amount and dated the date to which interest has been paid in lieu of such lost, stolen, destroyed or mutilated Note and in such event the Payee agrees to indemnify and hold harmless the Company in respect of any such lost, stolen, destroyed or mutilated Note.

      Section 3. Governing Law. This Note shall be governed by and construed in accordance with the laws of the State of Vermont, without giving effect to such jurisdiction's principles of conflict of laws.

      Section 4. Collection Expenses. No delay or omission on the part of the holder of this Note in exercising any right hereunder shall operate as a waiver of such right or of any other right of such holder nor shall any delay, omission or waiver on any occasion be deemed a bar to or waiver of the same or any other right on any future occasion. The undersigned and every endorser or guarantor of this Note, regardless of the time, order or place of signing, waives presentment, protest and notice of every kind and assets to any one or more extensions or postponements of the time of payment or any other indulgences, to any substitutions, exchanges or releases of collateral available to the holder, if any, and to the additions or releases of any other parties or persons primarily or secondarily liable. In addition to and not in limitation of the foregoing, the Company further agrees, subject only to any limitation imposed by applicable law, to pay all expenses, including reasonable attorneys' fees, incurred by the holder of this Note in endeavoring to collect any amounts payable hereunder which are not paid when due.

      Section 5. Interest Rate After Default. Any amount not paid when due hereunder, whether by acceleration or otherwise, shall thereafter bear interest at an annual rate equal to the greater of (a) 14.5% or (b) the prime rate from time to time in effect of Citibank, N.A., plus 3.5% on any overdue principal amount and (to the extent permitted by applicable law) on any overdue interest; provided however, that in no event shall this Note bear interest at a rate in excess of that permitted by any applicable usury laws.

      Section 6. Guarantee. Performance under the terms of this Note subject to a personal guarantee as set forth in that certain Guarantee Agreement dated as of even date herewith by and between the John R. Varsames and the Payee.

      IN WITNESS WHEREOF, the duly authorized agent of ENOTE.COM INC. has executed this Note as of the 3rd day of August 2000.



                                           ENOTE.COM INC.


                                          By:  /s/ John R. Varsames
                                             ----------------------------
                                             John R. Varsames, President
[Corporate Seal]


Attest:


By:  /s/ Ginny Nye
   ----------------------------
      Secretary