Form 10QSB
period 2000-09-30
ENOTE COM INC
filed 2000-12-29
CIK 58636

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER  30, 2000

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS
As of November 30, 2000, the Issuer had 4,660,784 shares of Common Stock, $.01 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X ]

                                    CONTENTS

PART I.    FINANCIAL INFORMATION
                                                                            Page

Item 1. Financial Statements

        Consolidated Balance Sheets at September 30, 2000 (unaudited) and
        December 31, 1999                                                      3

        Consolidated Statements of Operations for the
        three and nine months ended September 30, 2000 and 1999 (unaudited)    4

        Consolidated Statements of Cash Flows for the
        nine months ended September 30, 2000 and 1999 (unaudited)              5

        Notes to Consolidated Financial Statements                             7

Item 2. Management's Discussion and Analysis or Plan of Operations            10


PART II.    OTHER INFORMATION

Item 1. Legal Proceedings                                                     22

Item 2. Changes in Securities                                                 22

Item 3. Defaults Upon Senior Securities                                       23

Item 4. Submission of Matters to a Vote of Security Holders                   23

Item 5. Other Information                                                     23

Item 6. Exhibits and Reports on Form 8-K                                      23

SIGNATURES                                                                    30

                         PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements.
                                 eNote.com Inc.
                          Consolidated Balance Sheets

                                                           September    December
                                                           30, 2000     31, 1999

                         ASSETS                          (unaudited)
                                                        ------------------------
Current assets
  Cash and cash equivalents                                  $35,305    $324,392
  Inventories, net of reserve of $950,000 and $0,
  respectively                                               585,630     814,773
  Prepaid expenses and other current assets                   48,407      36,206
                                                        ------------------------
Total current assets                                         669,342   1,175,371

Property and equipment, net                                  718,047     615,541
Intangibles, net                                             256,474     375,914
Investment in eNote International - a joint venture          166,979           -
Security deposits                                              9,689     124,242
                                                        ------------------------
  Total assets                                            $1,820,531  $2,291,068
                                                        ========================

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued expenses                   $1,066,375    $660,937
  Notes payable-stockholder                                    7,045       7,045
  Convertible debentures, net of unamortized discount
     of $366,040 and $0, respectively                        733,960      80,000
  Capital lease obligation                                   100,616           -
  Short-term notes                                           300,000
  Other current liabilities                                   67,735      50,000
                                                        ------------------------
   Total current liabilities                               2,275,731     797,982
                                                        ------------------------

Stockholders' equity (deficit)
Convertible preferred stock, $1.00 par value,
   5,000,000 shares authorized,
   issued and outstanding                                  5,000,000   5,000,000
Common stock, $0.01 par value, 25,000,000 shares
   authorized, 11,289,481 and 10,049,491 issued
   at September 30, 2000 and December 31, 1999,
   respectively                                              112,895     100,495
Common stock warrants                                      1,297,930     740,000
Treasury Stock (6,680,000 shares of common stock)           (53,897)           -
Due from related party                                     (150,000)   (150,000)
Unearned compensation                                              -   (109,263)
Additional paid-in capital                                 5,144,544     497,776
Accumulated deficit                                     (11,806,672) (4,585,922)
                                                        ------------------------
  Total stockholders' equity (deficit)                     (455,200)   1,493,086
                                                        ------------------------

Total liabilities and stockholders' equity (deficit)      $1,820,531  $2,291,068
                                                        ========================
The accompanying notes are an integral part of these condensed consolidated financial statements.

                                eNote.com Inc.
                        Consolidated Statements of Operations
           For the three and nine months ended September 30, 2000 and 1999

                                     (Unaudited)

                              3 Months      3 Months      9 Months      9 Months
                                Ended         Ended         Ended          Ended
                              September    September     September     September
                               30, 2000     30, 1999     30, 2000        30,1999
                            ----------------------------------------------------
Net revenue                    $----         $----        $----            $----

Operating expenses:
  Sales and marketing           550,731        40,898    1,430,077       112,680
  Product development         1,509,631       188,179    2,261,622       397,827
  General and administrative    905,648       442,008    2,446,751     1,072,793
    (including $172,176 and
    $304,553 of stock based
    compensation for the
    three and nine months
    ended September 30, 2000,
    respectively, and none
    in 1999.)
  Depreciation and
    amortization                288,151        18,965      519,675        25,333
  Loss on sale of assets         40,247             -       40,247             -
                            ----------------------------------------------------
Total operating expenses      3,294,408       690,050    6,698,372     1,608,633
                            ----------------------------------------------------


Loss from operations        (3,294,408)     (690,050)  (6,698,372)   (1,608,633)
Minority interest in
SolutioNet                      (1,810)
Share of loss in eNote
International                  (33,021)            -     (333,021)             -
Interest and other income,
net                              2,194        32,723       36,055         73,184
Interest expense (including
$191,890 related to
amortization of discount
related to detachable
warrants issued with debt
in the three and nine
months ended September 30,
2000)                         (210,301)       (4,685)    (225,412)      (63,010)
                            ----------------------------------------------------
Net loss                    (3,537,346)    $(662,012) $(7,220,750)  $(1,598,459)
Preferred stock dividend              -             -            -       740,000
                            ----------------------------------------------------

Net loss applicable to
common shareholders        $(3,537,346)    $(662,012) $(7,220,750)  $(2,338,459)
                           ============    ==========  ===========  ============

Basic net loss per common
share                           $(0.32)       $(0.07)      $(0.68)       $(0.25)
Weighted average common
shares outstanding           10,926,438    10,049,491   10,685,791     9,188,132


The accompanying notes are an integral part of these condensed consolidated financial statements.

                             eNote.com Inc.
                 Consolidated Statements of Cash Flows
         For the nine months ended September 30, 2000 and 1999
                              (Unaudited)
                                                              2000       1999
                                                        ------------------------
Cash flows from operating activities:
   Net loss                                            $(7,220,750) $(1,598,459)
Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation and amortization                           519,675        25,333
   Reserve for obsolete inventory                          950,000          ----
   Loss on disposal of fixed assets                         40,246          ----
   Share of loss in eNote International- a joint
     venture                                               333,021          ----
   Amortization of discount related to
     detachable warrants issued with debt                  191,890          ----
   Stock-based compensation                                304,553          ----
   Changes in assets and liabilities:
    Decrease in accounts receivable                           ----        18,158
    Increase in inventory                                 (720,858)    (826,448)
    Increase in prepaid expenses and other
      current assets                                       (12,201)    (101,420)
    Due from related party                                     ----    (150,000)
    Decrease in security deposits                           114,553         ----
    Increase in accounts payable and accrued
      expenses                                              405,439      274,229
    Decrease in notes payable- stockholder                     ----     (71,036)
    Increase in other current liabilities                    17,735         ----
                                                        ------------------------
Net cash used in operating activities                    (5,076,697) (2,429,643)
                                                        ------------------------

Cash flows from investing activities:
  Investment in joint venture                             (500,000)        ----
  Investment in SolutioNet                                    ----     (250,000)
  Investment in WebATM                                        ----      (50,000)
  Purchases of Intangibles                                 (86,113)    (118,611)
  Purchases of property and equipment                     (410,155)    (480,245)
                                                        ------------------------
Net cash used in investing activities                     (996,268)    (898,856)
                                                        ------------------------

Cash flows from financing activities:
   Proceeds from issuance of convertible
      debentures                                          1,100,000       80,000
   Proceeds from issuance of short-term notes               300,000         ----
   Payment of convertible debenture                         (80,000)   (121,036)
   Proceeds from issuance of convertible
      preferred stock and common stock warrants                ----    5,000,000
   Proceeds from issuance of common stock and
      warrants                                            4,463,878         ----
                                                        ------------------------
Net cash provided by financing activities                 5,783,878    4,958,964
                                                        ------------------------

Net increase/(decrease) in cash and cash
equivalents                                                (289,087)   1,630,465
Cash and cash equivalents at beginning of the
period                                                       324,392    (56,382)
                                                        ------------------------
Cash and cash equivalents at end of the period              $ 35,305 $ 1,574,083
                                                        ========================

Supplemental disclosure of noncash financing
   activities
    Conversion of convertible notes                        $   ----    $ 400,000
    Stock issued to consultants                                ----    1,460,000
                                                        ------------------------

    Total noncash financing activities                     $   ----   $1,860,000
                                                        ========================

Preferred stock dividend                                   $   ----     $740,000
                                                        ========================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)    Basis of Quarterly Presentation:
      --------------------------------

The accompanying quarterly financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

The financial statements of eNote.com Inc. (the "Company") included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, reflect all adjustments which are necessary to present fairly the results for the period ended September 30, 2000.

Certain financial information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations; however, management believes that the disclosures are adequate to make the information presented not misleading. This report should be read in conjunction with the audited financial statements and footnotes therein included in the Company's report on Form 10-KSB for the year ended December 31, 1999.

2)    Principles of Consolidation:
      ----------------------------

The accompanying consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries. Upon consolidation, all significant intercompany accounts are eliminated. The equity method of accounting is used for companies and other investments in which the company has significant influence, generally this represents common stock ownership or partnership equity of at least 20 percent and not more than 50 percent.

3)    Net Loss per Common Share:
      --------------------------

Net loss per common share for the three and nine months ended September 30, 2000 and 1999 is based on the weighted average number of shares of Common Stock outstanding during the periods. Potentially dilutive securities include options, warrants and convertible preferred stock; however, such securities have not been included in the calculations of loss per common share as their effect would be antidilutive. Therefore, diluted net loss per share is not presented.

4)    Reclassifications:
      ------------------

Certain reclassifications have been made to the financial statements for the nine months ended September 30, 1999 to conform with the 2000 presentation.

5)    Depreciation:
      -------------

Beginning in January 2000, the Company changed its method of depreciation from straight-line to double declining balance for all fixed assets. The impact of this change is being accounted for prospectively.

6)    Equity & Debt Transactions:
      ---------------------------

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

In addition, during the first and second quarters of 2000 in connection with a Common Stock offering, the Company received and accepted subscriptions to purchase an aggregate of 826,660 shares of its Common Stock at $6.00 per share (the "Shares"), with warrants attached which allowed for the purchase of 413,330 additional shares at an exercise price of $0.01 per share (the "Warrants"). The Warrants are immediately exercisable. For the nine months ended September 30, 2000, the Company had received an aggregate of $4,963,878 in connection with such placement as payment in full for 826,660 of the Shares and the exercise price for 413,330 of the Warrants which were exercised at $0.01 per share upon issuance. The Company paid a placement fee of $500,000 to its financial consultants in relation to the offering.

On March 24, 2000, the Company entered into a joint venture agreement with an investor to create an Australian corporation to distribute, market and sell a localized version of the TVemail(TM) System in Australia and New Zealand. The Company will have a 50% equity interest but will hold a majority representing voting control. The terms of the agreement require a $250,000 investment in such entity by the Company.

On May 18, 2000, the Company entered into a joint venture agreement with Sienna Invest Limited to create a British Virgin Islands corporation to seek strategic opportunities and enter into business relationships to market and distribute the TVemail(TM) System throughout parts of Europe, the Middle East and North Africa. Pursuant to the terms of the joint venture agreement each party contributed $500,000 in consideration for a 50% ownership interest in the jointly owned entity. The company uses the equity method of accounting (see note 2). The Company's share of loss in eNote.com International, a joint venture, is based on eNote International's financial statements for the period ended September 30, 2000.

On August 17, 2000, the Company borrowed $250,000 from Friedlander Capital Management Corp. ("Friedlander") pursuant to an 8% Secured Convertible Note originally due December 2, 2000 and subsequently extended to March 1, 2001 and convertible into Common Stock at the ratio of $2.50 of principal for each share of Common Stock. The Company also issued a Warrant to acquire 2,000,000 shares of Common Stock at a price of $2.50 per share at any time on or prior to August 17, 2002, subsequently extended to August 17, 2003.

On August 31, 2000, the Company borrowed $250,000 from eNote International.com Ltd. pursuant to an 8% Secured Convertible Note due December 2, 2000 and convertible into Common Stock at the ratio of $2.50 of principal for each share of Common Stock. The Company also issued a Warrant to acquire 2,000,000 shares of Common Stock of the Company at a price of $2.50 per share at any time on or prior to August 31, 2002.

On September 11 2000, the Company borrowed $100,000 from Friedlander pursuant to an 8% Secured Convertible Note due originally due December 2, 2000 and subsequently extended to March 1, 2001 and convertible into Common Stock at the ratio of $2.50 of principal for each share of Common Stock. The Company also issued a Warrant to acquire 800,000 shares of Common Stock at a price of $2.50 per share at any time on or prior to September 11, 2002, subsequently extended to September 11, 2003.

The Warrants issued with the borrowings on August 17, August 31 and September 11, 2000, were valued in total at $557,930 which was determined by their proportionate share of value based upon the ratio of the warrant value, as determined by using Black-Scholes, to the aggregate value of the note and the warrant multiplied by the total proceeds received. The valuation of the warrants resulted in the recording of a debt discount which will be amortized over the life of the debentures, and are included in the balance sheet under the caption Common Stock Warrants.

On September 14, and on September 28, 2000, the Company borrowed an aggregate of $300,000 from Friedlander in exchange for 8% Notes originally October 14, 2001, subsequently extended to March 1, 2001. Payment of these Notes is secured by all the inventory of the Company then owned or thereafter acquired pursuant to Security Agreements dated as of September 14, and September 28, 2000 respectively. As of the date of this filing, $245,000 of these secured loans has been repaid

On October 12, 2000, the Company borrowed $150,000 from Friedlander pursuant to an 8% Secured Convertible Note due originally due December 2, 2000 and subsequently extended to March 1, 2001 and convertible into Common Stock at the ratio of $1.50 of principal for each share of Common Stock. The Company also issued a Warrant to acquire 2,000,000 shares of Common Stock at a price of $1.50 per share at any time on or prior to October 12, 2002, subsequently extended to October 12, 2003.

On October 26, 2000, the Company borrowed $150,000 from Friedlander pursuant to an 8% Secured Convertible Note originally due December 2, 2000 and subsequently extended to March 1, 2001 and convertible into Common Stock at the ratio of $1.00 of principal for each share of Common Stock. The Company also issued a Warrant to acquire 3,000,000 shares of Common Stock at a price of $1.00 per share at any time on or prior to October 26, 2002, subsequently extended to October 26, 2003.

On November 9, 2000, the Company borrowed $100,000 from Friedlander pursuant to an 8% Secured Convertible Note originally due December 2, 2000 and subsequently extended to March 1, 2001 and convertible into Common Stock at the ratio of $0.75 of principal for each share of Common Stock. The Company also issued a Warrant to acquire 2,666,667 shares of Common Stock at a price of $0.75 per share at any time on or prior to November 9, 2002; subsequently extended to November 9, 2003.

On November 22, 2000, the Company borrowed $120,000 from Friedlander pursuant to an 8% Secured Convertible Note originally due December 2, 2001 and subsequently extended to March 1, 2001 and convertible into Common Stock at the ratio of $.50 of principal for each share of Common Stock. The Company also issued a Warrant to acquire 1,200,000 shares of Common Stock at a price of $.50 per share at any time on or prior to November 22, 2002, subsequently extended to November 22, 2003.

On December 7, 2000, the Company borrowed $110,000 from Friedlander pursuant to an 8% Secured Convertible Note due March 1, 2001 and convertible into Common Stock at the ratio of $.375 of principal for each share of Common Stock. The Company also issued a Warrant to acquire 825,000 shares of Common Stock at a price of $.375 per share at any time on or prior to December 7, 2003.

On December 20, 2000, the Company borrowed $50,000 from Friedlander pursuant to an 8% Secured Convertible Note due March 1, 2001 and convertible into Common Stock at the ratio of $.18 of principal for each share of Common Stock. The Company also issued a Warrant to acquire 5,555,556 shares of Common Stock at a price of $.18 per share at any time on or prior to December 20, 2003.

7) Capital Leases:
   ---------------

During September 2000, the Company purchased computer equipment under a capital lease expiring September 2003. The assets will be depreciated over the related lease term. Lease payments began in October 2000. There has been no depreciation recorded for the quarter ended September 30, 2000.

Minimum future lease payments under this capital lease as of December 31, 2000 are:

Year Ended December 31                                Amount
       2000                                        $   9,480
       2001                                           37,920
       2002                                           37,920
       2003                                           28,440
                                                      ------
Total minimum lease payments                         113,760
   Less: Amount representing interest                (13,144)
                                                    --------
   Present value of net minimum lease payment       $100,616
                                                    ========


8) Treasury Stock:
   ---------------

On September 26, 2000, the Company entered into a transaction with John R. Varsames ("Varsames"), its former President and Chief Executive Officer whereby Varsames transferred 6,680,000 shares of Common Stock in exchange for (i) all of the assets of the Company's wholly-owned subsidiary WebATM, Inc., and (ii) subject to the rights of James D. Richards and Martine Richards, the Company's 55% equity interest in SolutioNet Ltd. The treasury stock was accounted for at the recorded amount of the assets transferred to Mr. Varsames. In connection with Item ii above, the Company is awaiting release from James D. and Martine Richards. As such the Company's 55% equity interest in SolutioNet, Ltd., valued at $166,799, has not been transferred to Mr. Varsames.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

      When used in this Report, press releases or elsewhere by eNote.com Inc. (the "Company") and its management, the words "believes," "anticipates," "intends" and "expects" and similar expressions are intended to identify forward-looking statements that involve a number of risks and uncertainties. Additionally, statements contained in this discussion that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, including statements regarding expectations, beliefs, intentions or strategies regarding the future. The Company intends that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance, but are subject to many risks and uncertainties, which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially or adversely include, without limitation, the inability of the Company to complete development of and commercially deploy the Company's TVemail(TM) System, including the in-home TVemail(TM) terminals (the "Client Hardware"), the Company's proprietary back-end server systems (the "Server Systems") and the graphical user interface ("GUI"), as well as the other risks described in this Report under the caption "Management's Discussion and Analysis or Plan of Operation--Certain Trends and Uncertainties." The Company does not undertake to update forward-looking statements.

Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

      We are a Delaware corporation that was formerly known as Webcor Electronics, Inc. ("Webcor"). As a result of a bankruptcy proceeding, as of March 31, 1999, Webcor had no assets, liabilities, or ongoing operations and had not engaged in any business activities since February 1990. Webcor had no operations during its fiscal year ended March 31, 1999.
      Webcor acquired Navis Technologies, Ltd., a Vermont corporation ("Navis"), in a business combination transaction on April 5, 1999, whereby Navis became a wholly-owned subsidiary of the Company (the "Navis Transaction"). The Navis Transaction was structured as a reverse takeover, or "RTO." In connection with the Navis Transaction, the stockholders of Navis exchanged their Navis stock for newly issued stock of Webcor. Before the Navis Transaction, Webcor had no assets, liabilities or business operations and as of January 1, 1999, Navis was exclusively dedicated to the development of the TVemail(TM) System. No relationship existed between Webcor and Navis prior to the Navis Transaction and no funds of Webcor were spent to acquire the stock of Navis. Navis had no revenues in 1999 prior to the Navis Transaction and the Company had no revenue generating operations in 1999 or in the three or nine months ended September 30, 2000. Since the Navis Transaction, the Company has been solely engaged in the development of the TVemail(TM) System, including the Client Hardware and the Server Systems and establishing strategic alliances.

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

RESULTS OF OPERATIONS : Three and Nine Months Ended September 30, 2000:

      Our financial condition and results from operations were dramatically different between the three and nine months ended September 30, 2000 and 1999. The three and nine month periods ended September 30, 1999 reflect the operations of Navis, prior to and immediately following the Navis Transaction and the Friedlander Transaction.

                      Three Months Ended September 30, 2000

      During the three months ended September 30, 1999, Navis had no revenues. Operating expenses were $690,050, consisting of sales and marketing expenses of $40,898, product development expenses of $188,179, general and administrative expenses of $442,008 and depreciation and amortization of $18,965. Interest expense was $4,685 resulting in a net loss before preferred stock dividend of $662,012 or $0.07 per share.

      The Company had no revenues in the three months ended September 30, 2000. Operating expenses increased to $3,294,408 a 377% increase over the comparable 1999 period. Operating expenses included sales and marketing expenses of $550,731, a 1,247% increase. The increase in sales and marketing expenses during the current period is a direct result of the increased staff requirements and related expenses.

      Product development expenses increased to $1,509,631, or 702%, which included a $950,000 reserve for obsolete inventory. The increase in product development during the current period is a result of the Company's effort to continue development and enhancement of its product. A significant portion of this increase has resulted from additional staff and related expenses as well as cost associated with outsourced specialized product development.

      General and administrative expense increased to $905,648, a 105% increase. The increase in general and administrative expenses during the current period is a result of increased staff requirements and related expenses as well as professional services.

      Depreciation and amortization expense increased to $288,151, a 1,419% increase. This increase during the current period is a result of acquisition of equipment and related costs.

      Interest expense on loans increased to $18,411, a 293% increase as a result of additional debt. In addition, interest expense related to amortization of discounts related to detachable warrants issued with debt instruments totaled $191,890, and was only related to the current period.

                        Nine Months Ended September 30, 2000

      During the nine months ended September 30, 1999, the Company had no revenues. Operating expenses were $1,608,633, consisting of sales and marketing expenses of $112,680, product development expenses of $397,827, general and administrative expenses of $1,072,793 and depreciation and amortization of $25,333. Interest expense was $63,010 resulting in a net loss before preferred stock dividend of $1,598,459 or $0.25 per share.

      The Company had no revenues in the nine months ended September 30, 2000. Operating expenses increased to $6,698,372, a 316% increase over the comparable 1999 period. Operating expenses included sales and marketing expenses of $1,430,077, a 1,169% increase. The increase in sales and marketing expenses during the current period is a direct result of the increased staff requirements and related expenses.

      Product development expenses increased to $2,261,622, which included the aforementioned $950,000 reserve for obsolete inventory. This resulted in a total 468% increase. The increase in product development during the current period is a result of the Company's effort to continue development and enhancement of its product. A significant portion of this increase has resulted from additional staff and related expenses as well as cost associated with outsourced specialized product development.

      General and administrative expenses increased to $2,446,751, a 128% increase which included $304,553 of stock based compensation. The increase in general and administrative expenses during the current period is a result of increased staff requirements and related expenses as well as professional services.

      Depreciation and amortization expenses increased to $519,675, an 1,951% increase. This increase during the current period is a result of acquisition of equipment and related costs.

      Interest expense increased to $225,412, a 258% increase due to an increase in debt and interest expense of $191,890 related to amortization of discount related to detachable warrants issued with debt. The resulting a net loss is $7,220,750 a 352% increase.

      We had originally anticipated commencing full-scale commercial deployment of the TVemail(TM) System in the United States during the second quarter of 2000; however, due to lack of capital resources, lack of management and other personnel and unanticipated technological challenges with the System, the Company is unable to predict when, if at all, the TVemail(TM) System will deployed commercially. The Company will not be able to generate any revenue unit the System is deployed. Additional risks and uncertainties are set forth in this Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -Certain Trends and Uncertainties." .

      During the nine months ended September 30, 2000, the Company's product development efforts were focused on the final development and investigating the third party production of the TVemail(TM) device and further product development for subsequent versions of the TVemail(TM) System and other ancillary products. As of the date of this filing, due to lack of capital resources, lack of management and other personnel, the Company has ceased its development efforts.

      A significant amount of capital was spent of product development during the nine months ended September 30, 2000. Due to lack of capital resources subsequent to September 30, 2000, the Company has been unable to fund further product development.

      As of September 30, 2000, we employed 37 full time employees, a decrease of 20 employees from the prior quarter. This reduction was primarily related to a reduction of operating personnel which occurred on September 1, 2000. Subsequent to September 1, 2000 six officers of the Company tendered their resignations: Mark Boucher, Vice President of Finance, Erik Lundberg, Vice President of Information Technology, Richard Schaaf, Vice President of Market Deployment, John R. Varsames, President and Chief Executive Officer, and Michael
T. Grennan, Chief Financial Officer, and George Horton, President and Chief Executive Officer. Additional employees resigned or were terminated subsequent to September 30, 2000. As of December 28, 2000, the Company employed 9 full-time and one part-time employee. Mr. Horton submitted his resignation as President and Chief Executive Officer on December 8, 2000 leaving the Company with no officers or management. The Board of Directors retained Messrs. Grennan and Varsames on a short-term consulting basis to assess the business and operations of the Company and provide a written report to the Board of Directors. On December 26, 2000 Mr. Grennan was appointed Vice President and Chief Financial Officer.

      We do not anticipate generating any revenue until the TVemail(TM) System is successfully launched in the United States or internationally through a joint venture or a partially-owned subsidiary. Due to lack of capital resources, lack of management and other personnel, and unanticipated technological difficulties with the System, the Company is unable to predict when, if all, the System will be launched in the United States or internationally. On March 24, 2000, we entered into a Joint Venture Agreement with Seafont Pty. Ltd., an Australian corporation, to create and jointly own an Australian corporation (the "Australian Subsidiary") to market and distribute a TVemail(TM) System in Australia and New Zealand. The Company has committed to contributing capital up to $250,000 to the Australian Subsidiary in consideration for the Company's fifty percent ownership interest. Due to lack of capital resources, the Company is unable to fulfill that commitment. On May 18, 2000, we entered into a Joint Venture Agreement with Sienna Invest Limited, a British Virgin Islands corporation, to create and jointly own an entity to seek strategic opportunities and enter into business relationships to market and distribute the TVemail(TM) product throughout parts of Europe, the Middle East and North Africa. The Company has contributed $500,000 of capital to the entity in consideration for the Company's fifty percent ownership interest. As of December 27, 2000, this entity, eNote International, has exhausted its capital resources. Due to lack of capital resources, the Company is unable to pursue additional international opportunities or strategic relationships to bring localized versions of the TVemail(TM) System to market throughout the world's industrialized countries. These plans are subject to many risks and uncertainties, including those set forth in this Report under the caption "Certain Trends and Uncertainties".

      The Company originally planned to purchase approximately $500,000 in computer equipment, lab equipment and development tools in its fiscal year ended December 31, 2000. For the nine months ended September 30, 2000, we spent $410,155 on property and equipment, and entered into capital leases of $100,616. The Company does not anticipate material outlays for property and equipment subsequent to September 30, 2000 due to lack of capital resources.

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

      Also, during the first and second quarter of 2000, we received and accepted subscriptions from various European entities to purchase in a Regulation S offering an aggregate of 826,660 shares of the Company's Common Stock (the "Shares") and approximately 413,330 Common Stock Purchase Warrants with an exercise price of $0.01 per share (the "Warrants"). The Warrants are immediately exercisable. For the nine months ended September 30, 2000 the Company had received an aggregate of $4,963,878 in connection with such placement as payment in full for 826,660 of the Shares and the exercise price for 413,330 of the Warrants which were exercised at $0.01 per share upon issuance. $500,000 of the proceeds received in connection with the placement was paid to the Company's financial consultants.

      During  August  2000,  the  Company   borrowed   $250,000  from  eNote.com
International, Ltd and $250,000 from Friedlander Capital Management Corp. as described in Note 6 above.

          On September 11, 2000, we borrowed $100,000 from Friedlander Capital Management Corp. in exchange for an 8% Secured Convertible Note due March 1, 2001.

         On September 14, 2000, we borrowed $150,000 from Friedlander Capital Management Corp. in exchange for an 8% Note due March 1, 2001. Payment of this
Note is secured by all the inventory of the Company then owned or thereafter acquired pursuant to Security Agreements dated as of September 14, 2000. As of the date of this filing, $245,000 of these notes has been repaid.

         In addition, on September 28, 2000, we borrowed $150,000 from Friedlander Capital Management Corp. in exchange for an 8% Note due March 1, 2001. Payment of this Note is secured by all the inventory of the Company then owned or thereafter acquired pursuant to Security Agreements dated as of September 28, 2000.

      As of September 30, 2000, the Company's balance of cash and cash equivalents was $35,305. The Company's ability to meet its customary operating expenses is dependent on its ability to obtain continuing short-term interim financing from a related investor or other additional debt or equity capital. However, there can be no assurance that interim financing or other debt or equity capital will be available to the Company. The Company anticipates that it will need to raise significant capital during the remainder of 2000 and into 2001 to carry out its plan through additional issuances of debt and equity. However, there can be no assurance that the Company will raise any additional capital. The Company is not generating cash from its operations and therefore requires outside investors, which includes Friedlander, to fund its current obligations, which are primarily payroll and rent. The Company is four months in arrears in its rental obligations. The Company has not had cash available to pay its payables, which are seriously overdue.

      In addition, the Company's current capital resources are insufficient to complete the development and finalization of the TVemail(TM) System and launch the TVemail(TM) System in the United States. In order for the Company to complete the development and finalization of the TVemail(TM) System, launch the TVemail(TM) System in the United States, begin ongoing mass production of the Client Hardware or to initiate sales and marketing efforts relating to the TVemail(TM) System, the Company will have to raise substantial amounts of additional capital through public or private debt or equity financing. No efforts are currently underway to obtain such additional financing. When and if such efforts are undertaken, there can be no assurance that the Company will be able to raise such funds, and, if it cannot, its business may be materially and adversely affected.


      Certain Trends and Uncertainties
      In addition to the other information contained in this Report on Form 10-QSB for the quarter ending September 30, 2000, the following factors should be considered carefully.

                    RISKS RELATING TO THE COMPANY'S NEED FOR ADDITIONAL
                               FINANCIAL RESOURCES
Need for Additional Funds
      The Company has no capital to finalize the development of the Client Hardware, install the Server Systems to run the TVemail(TM) System network, to complete the GUI, to complete pilot testing or to initially launch the TVemail(TM) System. The Company will have to raise substantial additional capital in order to complete such endeavors and if and when such endeavors are completed, to initiate mass production of the Client Hardware and initiate widespread sales and marketing efforts relating to the TVemail(TM) System service. No efforts are currently underway to obtain additional funding. The Company may seek additional funding through public or private financings, which may include debt or equity financings. Adequate funds for these purposes, whether obtained through financial markets or collaborative or other arrangements with corporate partners or from other sources, may not be available when needed or on terms acceptable to the Company. Insufficient funds may require us to: delay, scale back or eliminate some or all of our research and product development programs; license to third parties our technology to commercialize products or technologies that the Company would otherwise seek to develop itself; to sell ourselves to a third party; to cease operations; or to declare bankruptcy.

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

Subordination of Common Stock to Preferred Stock; Risk of Dilution; Anti-Dilution Adjustments.
      In the event of the liquidation, dissolution or winding up of the Company, the Common Stock is expressly subordinate to the $5 million preference of the 5 million outstanding shares of Preferred Stock. The conversion rate of the Preferred Stock is subject to adjustment, among other things, upon issuances of Common Stock or securities convertible into Common Stock or rights to purchase Common Stock that have not been expressly approved in writing by a majority in interest of the holders of Preferred Stock or their elected representatives. As of September 30, 2000, each share of Preferred Stock was convertible into 1 share of Common Stock.

Management Departures, Need for and Dependence on Qualified Personnel.
      In addition to an overall reduction in employees, the Company's management team has been significantly reduced by the departure of several key executives, whom, with one exception, the Company has not replaced. These departures include Daniel Peterson, Vice President of Business Development, John R. Varsames, President and Chief Executive Officer (who was replaced by George Horton), George Horton, President and Chief Executive Officer, Mark Boucher, Vice President of Finance, Erik Lundberg, Vice President of Information Technology, Richard Schaaf, Vice President of Market Deployment, and Michael T. Grennan, Chief Financial Officer. Mr. Grennan rejoined the Company as Vice President and Chief Financial Officer on December 26, 2000. Our success is highly dependenton the hiring and retention of key personnel and technical staff. The loss of key personnel or the failure to recruit necessary additional personnel or both could impede the achievement of development objectives. There is intense competition for qualified personnel in the areas of the Company's activities, and due to financial constraints and other factors there can be no assurance that we will be able to attract and retain the qualified personnel necessary for the development of our business. Many of our competitors have significantly greater financial and other resources than we do and may be able to offer more lucrative compensation packages which include stock options and other stock-based compensation and higher-profile employment opportunities.

Multiple Responsibilities, Potential Conflicts of Interest
      George Horton, who was appointed President, Chief Executive Officer and a director of the Company on August 30, 2000, resigned on December 8, 2000. He is a director and Chief Executive Officer of eNote International.com, the Company's 50% owned joint venture and is compensated by eNote International.com, and during his tenure was unable to devote his full time and attention to the Company's affairs. These multiple roles may have posed a conflict of interest for Mr. Horton in discharging his duties as an officer and director of the Company. Mr. Horton was not compensated by the Company for his services.

                   RISKS RELATING TO THE COMPANY'S OPERATIONS
                                AND TECHNOLOGIES

Limited Operating History; Recent Shift in Business Strategy.
      Immediately prior to the acquisition of Navis on April 5, 1999, the Company had no business operations. Navis was founded in June 1996 and until the fourth quarter of 1998 supplied infra-red protocol and advanced input devices to NC manufacturers and provided contract engineering and consulting services. However, Navis' revenues from operations never exceeded $703,000 in any given year. During 1998, Navis shifted its business emphasis to focus entirely on the development of the TVemail(TM) System service. We have yet to launch the TVemail(TM) System service commercially or to receive any revenue from such service. As a result, we have only a limited operating history and there is little historical information on which to evaluate our business and prospects. Our revenue, if any, for the foreseeable future is entirely dependent on successfully bringing the TVemail(TM) System service to market and on the number of customers, if any, who subscribe to the TVemail(TM) System service after the launch of the service. Due to lack of capital resources, lack of management and other personnel, and unexpected technical challenges we are unable to predict, when if at all, the TVemail(TM) System will be deployed commercially.
      Once the basic TVemail(TM) System service is marketed, if ever, we intend to expand our operations by developing and marketing new or complementary services or systems. However, there can be no assurance that we will be able to do so effectively due to lack of capital resources, lack of management and other personnel and other factors. Although we believe that, in the future, we may be able to use the TVemail(TM) System service as a platform to provide e-mail related and other services, there can be no assurances that we will be able to do so.

The Company Depends on its Intellectual Property, Which May Be Difficult and Costly to Protect.
      Our intellectual property includes proprietary and confidential information that is not currently subject to patent, trademark or similar protection. The Company has filed federal trademark applications to register the trademarks "TVemail," "eNote.com," "eNote Europe," "eNote Europe.com," "eNote Australia," "eNote Australia.com," "MyGizmo," "TVGizmo," "NetGizmo," "PCemail," "WebATM," "Browserless Internet," "BuyMail," "TVewriter," "EZ Color," "eNote International.com," "Get Connected.. Simply," "Simply Communicate," and "TVemail.. The Answering Machine for the Internet." However, the Company may not be able to secure significant protection for these trademarks. If our competitors or others adopt product or service names similar to the names listed above that we anticipate using, it may impede our ability to build brand identity and customer loyalty. We rely primarily on secrecy to protect technology, especially where patent protection is not believed to be appropriate or obtainable. No assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets, or that we can effectively protect our rights to unpatented trade secrets.

      The validity, enforceability and scope of protection of certain proprietary rights in Internet-related businesses are uncertain and still evolving. If unauthorized third parties are able to copy our service or our business model or to use our confidential information to develop competing services, we could lose customers and our business could be negatively impacted. We may not be able to effectively police unauthorized use of our technology because such policing is difficult and expensive. In particular, the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other data transmitted. Furthermore, the laws of other countries may not adequately protect our intellectual property.
      Our business activities and the TVemail(TM) System service may infringe upon the proprietary rights of others. In addition, other parties may assert infringement claims against the Company. Any such claims and any resulting litigation could subject us to significant liability for damages and could also result in invalidation of our proprietary rights. We could be required to enter into costly and burdensome royalty and licensing agreements. These agreements may not be available on acceptable terms, or may not be available at all. We may also need to file lawsuits to defend the validity of our intellectual property rights and trade secrets, or to determine the validity and scope of the proprietary rights of others. Litigation is expensive and time-consuming and could divert management's attention away from our business.
Technology Licensed From Third Parties.
      We have entered into agreements with, and have licensed certain technology from, third parties. The Company has relied on scientific, technical, commercial and other data supplied and disclosed by others in entering into these agreements and will rely on such data in support of development of certain products. Furthermore, we may license additional technologies from third parties in the future. Although we have no reason to believe that this information contains errors of omission or fact, there can be no assurance that there are no errors of omission or fact that would materially affect the commercial viability of these products.

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

      The competitive market for e-mail and online service access may limit demand or pricing for the TVemail(TM) System. We expect to experience intense competition from established online service providers such as America Online, Inc., Prodigy Communications Corporation and Microsoft Corporation's WebTV(TM) as well as competition from Internet appliance manufactures. Many companies provide e-mail and online service access and other services, which provide functionality superior to those included in the TVemail(TM) System. As a result of this competition, demand for the TVemail(TM) System may suffer, we may be restricted in the service rates we can charge for the TVemail(TM) System and our business, financial condition and results of operations may be adversely affected. Many of our competitors have significantly greater financial, technical, marketing, distribution, customer support and other resources than we do. Furthermore, many of our competitors have significantly greater experience, better name recognition, more compelling content and easier access to consumers, advertisers and online service providers than we do. Business Plan; Management of Growth
      Due to lack of management and other personnel, the Company does not have a viable business plan in place. Based on the written report of the consultants retained by the Company, the Board of Directors in conjunction with Mr. Grennan anticipates formulating a business plan. If the Company expands it existing operations, the Company will need to hire management and other personnel. Although we anticipate outsourcing manufacturing and procurement and limited components of marketing and technical services, we may be forced to expand our manufacturing, sales and marketing and technical support. We expect that we will need to manage and broaden multiple relationships with customers, on line providers and other third parties. We also expect that we will need to expand our financial systems, procedures and controls and will need to augment, train and manage our workforce, particularly our information technology staff. As a result, our existing management and operating systems may be strained by any growth and the Company may be unable to timely complete necessary improvements to its operating systems, procedures and controls to support future operations.

Capacity Constraints May Impede Revenue Growth and Profitability.
      When and if the TVemail(TM) System is launched commercially, the Company believes that satisfactory performance, reliability and availability of our TVemail(TM) System appliances and Server Systems infrastructure will be critical to the Company's reputation and ability to attract customers and maintain adequate customer service levels. Any significant or prolonged capacity constraints could delay or prevent customers from sending or gaining access to their documents or other data or services. Such constraints could decrease our ability to acquire and retain customers and prevent us from achieving the necessary growth in revenue to achieve profitability. If the amount of traffic increases substantially and we experience capacity constraints, we may need to spend significant amounts to expand and upgrade our technology and network infrastructure. Furthermore, we may be unable to predict the rate or timing of any increases in the use of its services in order to respond in a timely manner.

Systems Failures and Business InterruptionsWhich Would Harm our Business.
      When and if the TVemail(TM) System is launched  commercially,  our success will depend in part on the efficient and reliable operation of TVemail(TM) System service sufficient to accommodate a large number of subscribers. For deployment in the United States we intend to manage our own server systems with redundant functions in order to reduce the risks of system failure, however, the server systems are vulnerable to damage from fire, power loss, telecommunications failures, break-ins and other events, which could lead to: interruptions or delays in our service; loss of data; or the inability to accept, transmit and confirm customer documents and data. Our business may be materially adversely affected if its service is interrupted. Although we intend to implement network security measures, our systems may be vulnerable to computer viruses, electronic break-ins, attempts by third parties deliberately to exceed the capacity of the systems and similar disruptions, any of which could have a material adverse effect on our business.

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

                          PART II -- OTHER INFORMATION
Item 1. Legal Proceedings.

Not applicable.

Item 2. Changes in Securities.

During the nine months ended September 30, 2000, we have received and accepted subscriptions for 826,660 shares of Common Stock at a purchase price of $6.00 per share and 413,330 Common Stock Purchase Warrants with an exercise price of $0.01 per share. For the nine months ended September 30, 2000 the Company had received an aggregate of $4,963,878 in connection with such placement.

The Common Stock and Common Stock Purchase Warrants were issued in transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Regulation S promulgated thereunder.

On August 17, 2000, the Company borrowed $250,000 from Friedlander pursuant to an 8% Secured Convertible Note originally due December 2, 2000 and subsequently extended to March 1, 2001 and convertible into Common Stock at the ratio of $2.50 of principal for each share of Common Stock. The Company also issued a Warrant to acquire 2,000,000 shares of Common Stock of the Company at a price of $2.50 per share at any time on or prior to August 17, 2002, subsequently extended to August 17, 2003.

On August 31, 2000, the Company borrowed $250,000 from eNote International.com Ltd. pursuant to an 8% Secured Convertible Note due December 2, 2000 and convertible into Common Stock at the ratio of $2.50 of principal for each share of Common Stock. The Company also issued a Warrant to acquire 2,000,000 shares of Common Stock of the Company at a price of $2.50 per share at any time on or prior to August 31, 2002.

On September 11, 2000, the Company borrowed $100,000 from Friedlander pursuant to an 8% Secured Convertible Note originally due December 2, 2000 and subsequently extended to March 1, 2001 and convertible into Common Stock at the ratio of $2.50 of principal for each share of Common Stock. The Company also issued a Warrant to acquire 800,000 shares of Common Stock at a price of $2.50 per share at any time on or prior to September 11, 2002, subsequently extended to September 11, 2003.

On September 14, 2000, the Company borrowed $150,000 from Friedlander pursuant to an 8% Secured Note originally due October 14, 2000 and subsequently extended to March 1, 2001 and secured by all the Company's inventory.

On September 26, 2000, the Company entered into a transaction with John R. Varsames, its former President and Chief Executive Officer whereby Varsames transferred 6,680,000 shares of Company Common Stock in exchange for (i) all of the assets of the Company's wholly-owned subsidiary WebATM, Inc., and (ii) subject to the rights of James D. Richards and Martine Richards, the Company's 55% equity interest in SolutioNet, Ltd.

On September 28, 2000, the Company borrowed $150,000 from Friedlander pursuant to an 8% Secured Note originally due October 14, 2000 and subsequently extended to March 1, 2001 and secured by all the Company's inventory.

On October 12, 2000, the Company borrowed $150,000 from Friedlander pursuant to an 8% Secured Convertible Note due originally due December 2, 2000 and subsequently extended to March 1, 2001 and convertible into Common Stock at the ratio of $1.50 of principal for each share of Common Stock. The Company also issued a Warrant to acquire 2,000,000 shares of Common Stock at a price of $1.50 per share at any time on or prior to October 12, 2002, subsequently extended to October 12, 2003.

On October 26, 2000, the Company borrowed $150,000 from Friedlander pursuant to an 8% Secured Convertible Note originally due December 2, 2000 and subsequently extended to March 1, 2001 and convertible into Common Stock at the ratio of $1.00 of principal for each share of Common Stock. The Company also issued a Warrant to acquire 3,000,000 shares of Common Stock at a price of $1.00 per share at any time on or prior to October 26, 2002, subsequently extend ed to October 26, 2003.

On November 9, 2000, the Company borrowed $100,000 from Friedlander pursuant to an 8% Secured Convertible Note originally due December 2, 2000 and subsequently extended to March 1, 2001 and convertible into Common Stock at the ratio of $0.75 of principal for each share of Common Stock. The Company also issued a Warrant to acquire 2,666,667 shares of Common Stock at a price of $0.75 per share at any time on or prior to November 9, 2002, subsequently extended to November 3, 2003.

On November 22, 2000, the Company borrowed $120,000 from Friedlander pursuant to an 8% Secured Convertible Note originally due December 2, 2000 and subsequently extended to March 1, 2001 and convertible into Common Stock at the ratio of $.50 of principal for each share of Common Stock. The Company also issued a Warrant to acquire 1,200,000 shares of Common Stock at a price of $.50 per share at any time on or prior to November 22, 2002, subsequently extended to November 22, 2003.

On December 7, 2000, the Company borrowed $110,000 from Friedlander pursuant to an 8% Secured Convertible Note due March 1, 2001 and convertible into Common Stock at the ratio of $.375 of principal for each share of Common Stock. The Company also issued a Warrant to acquire 825,000 shares of Common Stock at a price of $.375 per share at any time on or prior to December 7, 2003.

On December 20, 2000 the Company borrowed $50,000 from Friedlander pursuant to an 8% Secured Convertible Note due March 1, 2001 and convertible into Common Stock at the ratio of $.18 principal for each share of Common Stock. The Company also issued a Warrant to acquire 5,555,556 shares of Common Stock at a price of $.18 per share at any time on or prior to December 20, 2000.

 The Notes and Warrants were issued in transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

The Company is in default under its 8% Secured Convertible Note issued to eNote International.com in the principal amount of $250,00 due December 2, 2000. As of December 28, 2000 the principal amount of $250,000 and interest in the approximate amount of $6,520.55 is in arrears.

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

      4.22 12% Convertible Debenture to Lance Murdock due May 3, 2000 in principal amount of $30,000.***

      4.23 12% Convertible Debenture to Robert Francis Corvino due May 3, 2000 in principal amount of $50,000.***

      4.24 10% Subordinated Convertible Debenture to Seafont Pty. Ltd., due March 13, 2001 in principal amount of $500,000.***

      4.25 Form of Common Stock Purchase Warrant for March/April 2000 European Stock Placement.***

      4.26 $250,000 8% Subordinated Secured Convertible Note dated August 17, 2000 due December 2, 2000 to Friedlander Capital Management Corp.****

      4.27 Warrant dated August 17, 2000 to acquire 2,000,000 shares of eNote.com Inc. Common Stock to Friedlander Capital Management Corp.****

      4.28 $250,000 8% Subordinated Secured Convertible Note dated August 31, 2000 due December 2, 2000 to eNote
                 International.com Ltd.****

      4.29        Warrant dated August 31, 2000 to acquire 2,000,000
                 shares of eNote.com Inc. Common Stock to eNote
                 International.com Ltd.****

      4.30 $100,000 8% Subordinated Secured Convertible Note dated September 11, 2000 due December 2, 2000 to Friedlander Capital Management Corp.

      4.31 Warrant dated September 11, 2000 to acquire 800,000 shares of eNote.com Inc. Common Stock to Friedlander Capital Management Corp.

      4.32 $150,000 8% Secured Note dated September 14, 2000 due December 2, 2000 to Friedlander Capital Management Corp.

      4.33 $150,000 8% Secured Note dated September 28, 2000 due December 2, 2000 to Friedlander Capital Management Corp.

      4.34 $150,000 8% Subordinated Secured Convertible Note dated October 12, 2000 due December 2, 2000 to Friedlander Capital Management Corp.

      4.35 Warrant dated October 12, 2000 to acquire 2,000,000 shares of eNote.com Inc. Common Stock to Friedlander Capital Management Corp.

      4.36 $150,000 8% Subordinated Secured Convertible Note dated October 26, 2000 due December 2, 2000 to Friedlander Capital Management Corp.

      4.37 Warrant dated October 26, 2000 to acquire 3,000,000 shares of eNote.com Inc. Common Stock to Friedlander Capital Management Corp.

      4.38 $150,000 8% Subordinated Secured Convertible Note dated November 9, 2000 due December 2, 2000 to Friedlander Capital Management Corp.

      4.39 Warrant dated November 9, 2000 to acquire 2,666,667 shares of eNote.com Inc. Common Stock to Friedlander Capital Management Corp.

      4.40 $120,000 8% Subordinated Secured Convertible Note dated November 22, 2000 due December 2, 2000 to Friedlander Capital Management Corp.

      4.41 Warrant dated November 22, 2000 to acquire 1,200,000 shares of eNote.com Inc. Common Stock to Friedlander Capital Management Corp.

      4.42 Letter Agreement dated November 20, 2000 between the Company and acknowledged and agreed to by Friedlander Capital Management Corp. extending the maturity date of 8% Secured Notes due October 14, 2000.

      4.43 Letter Agreement dated December 2, 2000 between the Company and acknowledged and agreed to by Friedlander Capital Management Corp. extending the maturity date of 8% Secured Notes due December 2, 2000.

      4.44       $110,000  8% Subordinated Convertible Note dated
                 December 7, 2000 due March 1, 2001 to Friedlander Capital Management Corp.

      4.45 Warrant dated December 7, 2000 to acquire 825,00 shares of eNote.com Inc. Common Stock to Friedlander Capital Management Corp.

      4.45 $50,000 8% Subordinated Convertible Note dated December 20, 2000 due March 1, 2000 to Friedlander Capital Management Corp.

      4.47 Warrant dated December 20, 2000 to acquire 5,555,556 shares of Enote.com Inc. Common Stock to Friedlander Capital Management Corp.

      4.48 Letter Agreement dated December 20, 2000 between the Company and acknowledged and agreed to by Friedlander Capital Management Corp. extending the termination date of warrants.

     10.13 Agreement dated December 30, 1999 between NaviSite and the Company.***

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

     10.18 Joint Venture Agreement dated as of March 24, 2000 between Seafont Pty. Ltd and the Company.***

     10.19 Service and Private Label Agreement dated as of March 20, 2000 between the Company and CoolEmail.com, Inc.***

     10.20 Memorandum of Understanding dated as of March 24, 2000 between the Company and Cesky Telecom a.s.***

     10.21 Joint Venture Agreement dated as of May 18, 2000 between Sienna Invest Limited and the Company.

     10.22 Separation Agreement dated as of September 26, 2000 between the John R. Varsames and the Company.

       27        Financial Data Schedule

* Previously filed with, and incorporated by reference to, the Company's Current Report on Form 8-K filed April 20, 1999.

** Previously filed with, and incorporated by reference to, the Company's Form 10-KSB filed September 22, 1999.

*** Previously filed with, and incorporated by reference to, the Company's Form 10-KSB filed April 28, 2000. **** Previously filed with, and incorporated by reference to, the Company's Current Report on Form 8-K filed September 1, 2000.

(b) Reports on Form 8-K.

   (1) On September 1, 2000 the Company filed a Report on Form 8-K reporting under Item 5, the resignation of John Varsames as its President and CEO, the appointment of George Horton, as President and CEO, the resignation of a director of the Company and the appointment of Mr. Horton to the Board of Directors. The Company also announced that it had received $500,000 of financing from an existing stockholder and from an affiliate in exchange for the issuance of an aggregate principal amount of $500,000 of 8% Subordinated Secured Convertible Notes due December 2, 2000 and Warrants to purchase an aggregate amount of 4,000,000 shares of the Company's Common Stock for $2.50 per share.

   The Company also announced that it had significantly reduced its operating personnel and announced the departure of Daniel Peterson, Vice President of Business Development.

   (2) On October 11, 2000 the Company filed a Report on Form 8-K reporting under Item 1 a change in control of the Company. On September 26, 2000 the Company and John Varsames, a former President, CEO and director of the Company, entered into a transaction (the "Transaction") in which Varsames transferred 6,680,000 shares of the Company's Common Stock to the Company in exchange for
(i) all of the assets of the Company's  wholly-owned  subsidiary WebATM, Inc and
(ii) subject to the rights of James D. Richards and Martine Richards, the Company's 55% equity interest in SolutioNet Ltd. As a result of the Transaction, Burton G. Friedlander, a significant stockholder of the Company, had his percentage of voting control increased from approximately 34% to 57%.

   Under Item 2 the Company reported the transfer of all assets of its subsidiary WebATM, Inc. and, subject to the rights of James D. Richards and Martine Richards, the transfer of all of its equity interests in SolutionNet Ltd. to Varsames in consideration for the 6,680,000 shares of the Company's Common Stock transferred to the Company as part of the aforementioned Transaction. Under Item 5 the Company referred to its press release dated September 28, 2000 which announced the appointment of Erik Lundberg as Vice President of Information Technology, Rick Schaaf as Vice President of Market Development and Mark Boucher as Vice President of Finance. In addition, the press release announced the resignation of John Varsames from the Board of Directors of the Company and described the aforementioned Transaction.

                                   SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                 eNote.com Inc.
                                ---------------
                                    (Registrant)

December 29, 2000             /s/ Michael T. Grennan
                  ------------------------------------------
                               Michael T. Grennan
                                Vice President
                           (Principal Executive Officer)

December 29, 2000             /s/ Michael T. Grennan
                  ------------------------------------------
                               Michael T. Grennan
                                Vice President
                      (Principal Financial Office and Principal
                                 Accounting Officer)

                                                                    Exhibit 4.30

THE SECURITY REPRESENTED HEREBY HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 AND MAY NOT BE SOLD, ASSIGNED OR TRANSFERRED WITHOUT AN EFFECTIVE REGISTRATION STATEMENT FOR SUCH SECURITY UNDER THE SECURITIES ACT OF 1933 UNLESS PAYOR HAS RECEIVED THE WRITTEN OPINION OF COUNSEL SATISFACTORY TO PAYOR TO THE EFFECT THAT SUCH SALE, ASSIGNMENT OR TRANSFER DOES NOT INVOLVE A TRANSACTION REQUIRING REGISTRATION OF SUCH SECURITY UNDER THE SECURITIES ACT OF 1933.


B-3                                                                     $100,000


                                  eNote.com Inc
                              185 Allen Brook Lane
                            Williston, Vermont 05495
                               September 11, 2000

                    8% Subordinated Secured Convertible Note
                              Due December 2, 2000

eNote.com Inc., a Delaware corporation, (the "Corporation"), for value received, promises to pay FRIEDLANDER CAPITAL MANAGEMENT CORP. (the "Holder"), the sum of ONE HUNDRED THOUSAND DOLLARS ($100,000) on December 2, 2000 (the "Maturity Date"), together with interest accrued thereon at the rate of eight percent (8%) per annum, computed from September 11, 2000 (the "Issue Date"). Payment of principal and interest shall be made in lawful money of the United States of America on the Maturity Date unless this Note is earlier converted as provided for herein. This Note, is part of a series of 8% Subordinated Secured Convertible Notes due December 2, 2000 being issued by the Corporation (each a "Note" and together the "Notes").

Payment of the Notes is secured by all tangible and intangible assets of the Corporation pursuant to a Security Agreement dated as of August 17, 2000, as may be amended from time to time.

1.      Conversion.

            (a) The holder of this Note may at time prior to the maturity hereof, convert the principal amount hereof and interest accrued thereon into shares of the Corporation's Common Stock. The conversion ratio shall be $2.50 of principal converted per share of Common Stock (the "Conversion Rate"). To convert this Note, the holder hereof must surrender the same at the office of the Corporation, together with a written instrument of transfer in a form satisfactory to the Corporation, properly completed and executed and with a written notice of conversion. All rights of the holder of this Note shall, to the extent of the principal and interest thereof converted, cease as of the date of such conversion.

            (b) In case the Corporation shall at any time subdivide its outstanding shares of Common Stock into a greater number of shares, the Conversion Rate in effect immediately prior to such subdivision shall be proportionately reduced, i.e., the holder shall be entitled to purchase after such subdivision, for the same consideration as applicable prior to such subdivision, the same percentage of outstanding Common Stock that such holder was entitled to purchase prior to such subdivision, and conversely, in case the outstanding shares of Common Stock of the Corporation shall be combined into a smaller number of shares, the Conversion Price in effect immediately prior to such combination shall be proportionately increased. In case the Corporation shall declare a dividend or make any other distribution upon any stock of the Corporation payable in Common Stock, options or convertible securities exercisable or convertible into shares of Common Stock, any Common Stock, options or convertible securities, as the case may be, issuable in payment of such dividend or distribution shall be deemed to have been issued in a subdivision of outstanding shares as provided in the foregoing sentence.

            (c) The Corporation will at all times reserve and keep available out of its authorized Common Stock or its treasury shares, solely for the purpose of issuance upon conversion of the Note as herein provided, such number of shares of Common Stock as shall then be issuable upon conversion of this Note. The Corporation covenants that all shares of Common Stock which shall be so issued shall be duly and validly issued and fully paid and nonassessable and free from all taxes, liens and charges with respect to the issue thereof, and, without limiting the generality of the foregoing, the Corporation covenants that it will from time to time take all such action as may be requisite to assure that the par value per share of the Common Stock is at all times equal to or less than the effective Conversion Rate. The Corporation will take all such action as may be necessary to assure that all such shares of Common Stock may be so issued without violation of any applicable law or regulation, or of any requirements of any national securities exchange upon which the Common Stock of the Corporation may be listed. The Corporation will not take any action which results in any adjustment of the Conversion Price if the total number of shares of Common Stock issued and issuable after such action upon conversion of this Note would exceed the total number of shares of Common Stock then authorized by the Corporation's Certificate of Incorporation. The Corporation has not granted and will not grant any right of first refusal with respect to shares issuable upon conversion of this Note, and there are no preemptive rights associated with such shares.

2. Fractional shares. In lieu of issuing any fraction of a share upon the conversion of this Note, the Corporation shall pay to the holder hereof for any fraction of a share otherwise issuable upon the conversion, cash equal to the same fraction of $2.50.

3. Prepayment. This Note may be prepaid without penalty. In the case of each prepayment of less than all of the outstanding Notes, the principal amount to be prepaid shall be allocated among the respective Notes and the holders thereof so that the principal amount to be prepaid to each holder shall bear the same ratio to the aggregate principal amount then to be prepaid as the principal amount of Notes then held by such holder bears to the aggregate principal amount of Notes then outstanding. Five (5) business days prior to any prepayment hereunder the Corporation shall provide written notice to each Note holder indicating the date and amount of such prepayment. The Note holder shall have the right to convert the principal amount of any such prepayment prior to date of prepayment.

4.    Subordination.

            (a) The Corporation, for itself, its successors and assigns, covenants and agrees, and each holder of this Note by his acceptance thereof likewise covenants and agrees, that the payment of the principal of and interest on each and all of this Note shall be subordinate and subject, to the extent and in the manner hereinafter set forth, in right of payment to the prior payment in full of all Senior Indebtedness.

            (b) Upon any distribution of assets of the Corporation upon any dissolution, winding up, liquidation, or reorganization of the Corporation, whether in bankruptcy, insolvency, or receivership proceedings or upon an assignment for the benefit of creditors of any other dissolution, winding up, liquidation, or reorganization of the Corporation:

                  (i) All Senior Indebtedness shall first be paid in full, or provision made for such payment in full of the principal thereof, and premium, if any, and interest thereon, before any payment is made on account of the principal of, or interest on, the Notes;

                  (ii) Any payment or distribution of assets of the Corporation of any kind or character, whether in cash, property, or securities (other than stock of the Corporation as reorganized or readjusted or securities of the Corporation or any other corporation provided for by a plan of reorganization or readjustment the payment of which is subordinate, at least to the extent provided in this Section with respect to the Notes, to the payment of all Senior Indebtedness at the time outstanding and to any securities issued in respect thereof under any such plan of reorganization or readjustment), to which the holder of this Note would be entitled except for the provisions of this Section shall be paid by the liquidating trustee or agent or other person making such payment of distribution, whether a trustee in bankruptcy, receiver, or liquidating trustee or other trustee or agent, directly to the holders of Senior Indebtedness or their representative or representatives or the trustee or trustees under any indenture under which any instruments evidencing any of such Senior Indebtedness may have been issued, ratably according to the aggregate amounts remaining unpaid on account of the principal of, and premium, if any, and interest on, the Senior Indebtedness held or represented by each, to the extent necessary to make payment in full of all Senior Indebtedness remaining unpaid, after giving effect to any concurrent payment or distribution, or provision therefor, to the holders of such Senior Indebtedness; and

                  (iii) In the event that, notwithstanding the foregoing, any payment or distribution of assets of the Corporation of any kind or character, whether in cash, property, or securities (other than stock of the Corporation as reorganized or readjusted or securities of the Corporation or any other corporation provided for by a plan of reorganization or readjustment the payment of which is subordinate, at least to the extent provided in this Section with respect to the Note, to the payment of all Senior Indebtedness at the time outstanding and to any securities issued in respect thereof under any such plan of reorganization or readjustment), shall be received by the holder of this Note before all Senior Indebtedness is paid in full, or provision made for its payment, such payment or distribution shall be paid over to the holders of Senior Indebtedness remaining unpaid or unprovided for or their representative or representatives or to the trustee or trustees under any indenture under which any instruments evidencing any of such Senior Indebtedness may have been issued, as provided in the foregoing subparagraph (2), for application to the payment of such Senior Indebtedness until all such Senior Indebtedness shall have been paid in full after giving effect to any concurrent payment or distribution, or provision therefor, to the holders of such Senior Indebtedness.

            (c) Subject to the payment in full of all Senior Indebtedness, the holder of this Note shall be subrogated to the rights of the holders of Senior Indebtedness to receive payments or distributions of cash, property, or securities of the Corporation applicable to the Senior Indebtedness until the principal of and interest on this Note shall be paid in full, and no such payments or distributions in respect of this Note of cash, property, or securities distributable to the Senior Indebtedness under the provisions here shall, as between the Corporation, its creditors other than the holders of Senior Indebtedness, and the holder of this Notes, be deemed to be a payment by the Corporation to or on account of this Note. It is understood that the provisions of this Section are and are intended solely for the purpose of defining the relative rights of the holder of this Note, on the one hand, and the holders of the Senior Indebtedness on the other hand. Nothing contained in this Section is intended to or shall impair, as between the Corporation, its creditors other than the holders of Senior Indebtedness, and the holder of this Note, the absolute and unconditional obligation of the Corporation to pay the holder of this Note the principal of and interest on this Note as and when the same shall become due and payable in accordance with their terms, or is intended to or shall affect the relative rights of the holder of this Note and creditors of the Corporation other than the holders of the Senior Indebtedness; nor shall anything herein or therein prevent the holder of this Note from exercising all remedies otherwise permitted by applicable law upon default under this Note, subject to the rights, if any, under this Section of the holders of Senior Indebtedness in respect of cash, property or securities of the Corporation received upon the exercise of any such remedy.

            (d) Upon any distribution of assets of the Corporation referred to in this Section, the holder of this Note shall be entitled to rely upon a certificate of the liquidating trustee or agent or other person making any distribution to such holder for the purpose of ascertaining the persons entitled to participate in such distribution, the holders of the Senior Indebtedness and other indebtedness of the Corporation, the amount thereof or payable thereon, and all other facts pertinent thereto or to this Section.

            (e) If there shall have occurred a default in the payment of the principal of (or premium, if any) or interest on any Senior Indebtedness, then, unless and until such default shall have been cured or waived, no payment of principal or interest shall be made by the Corporation on this Note, and no holder of this Note shall be entitled to receive any such payment. Nothing contained in this Section shall, however (1) affect the obligation of Corporation to make or prevent the Corporation from making, at any time, except during the pendency of any dissolution, winding up, liquidation, or reorganization proceedings or except as provided in the first sentence of this subsection, payments of principal of or interest on this Note, or (2) prevent the application by any paying agent of any moneys deposited with it by the Corporation to the payment of or on account of the principal of, or interest on, this Note, if, at the time of such deposit, the paying agent did not have written notice of any event prohibiting the making of such payment or deposit by the Corporation; or (3) be construed as preventing the occurrence of any Event of Default hereunder.

            (f) No right of any present or future holder of any Senior Indebtedness of the Corporation to enforce subordination as herein provided shall at any time or in any way be prejudiced or impaired by any act or failure to act on the part of the Corporation or by any act or failure to act, in good faith, by any such holder, or by an noncompliance by the Corporation with the terms, provisions, and covenants of this Note, regardless of any knowledge thereof any such holder may have or be otherwise charged with.

            (g) Any renewal or extension of the time of payment of any Senior Indebtedness or the exercise by the holders of Senior Indebtedness of any of their rights under the Senior Indebtedness, including without limitation the waiver of default thereunder or the release of any security therefor, may be made or done all without notice to or assent from the holder of this Note. No compromise, alteration, amendment, modification, extension, renewal, or other change of, or waiver, consent, or other action in respect of, any liability or obligation under or respect of, or of any of the terms, covenants, or conditions or any indenture or other instrument under which any Senior Indebtedness is outstanding or of such Senior Indebtedness, and no release of property securing any Senior Indebtedness, whether or not such release is in accordance with the provisions of any applicable document, shall in any way alter or affect any of the provisions of this Section.

            (h) "Senior Indebtedness" for purposes of this Section shall mean all indebtedness (principal and interest) now existing or hereafter incurred of the Corporation for money borrowed from banks or other financial institutions:
(i) which is secured by the assets of the Corporation; and (ii) is not by its express terms subordinate and junior to or on parity with this Note.

5. Default. If any of the following events occur ("Event of Default"), the entire unpaid principal amount of, and accrued and unpaid interest on, this Note shall immediately be due and payable, and the Corporation shall pay all costs of collection including, but not limited to, reasonable attorneys' fees and expenses incurred by the owner(s) or its assigns on account of such collection, whether or not suit is brought:

            (a) The Corporation fails to pay the principal of this Note at its maturity;

            (b) The Corporation commences any voluntary proceeding under any bankruptcy,reorganization, arrangement, insolvency, readjustment of debt, receivership, dissolution, or liquidation law or statute, of any jurisdiction, whether now or subsequently in effect; or the Corporation is adjudicated as bankrupt by a court of competent jurisdiction; or the Corporation petitions or applies for, acquiesces in, or consents to, the appointment of any receiver or trustee of the Corporation or for all or substantially all of its property or assets; or the Corporation makes an assignment for the benefit of its creditors; or the Corporation admits in writing its inability to pay its debts as they mature; or

            (c) There is commenced against the Corporation any proceeding relating to the Corporation under any bankruptcy, reorganization, arrangement, insolvency, readjustment of debt, receivership, dissolution, or liquidation law or statute, of any jurisdiction, whether now or subsequently in effect, and the proceeding remains undismissed for a period of 60 days or the Corporation by any act indicates its consent to, approval of, or acquiescence in the proceeding; or a receiver or trustee is appointed for the Corporation or for all or substantially all of its property or assets, and the receivership or trusteeship remains undischarged for a period of 60 days; or a warrant of attachment, execution or similar process is issued against any substantial part of the property or assets of the Corporation, and the warrant or similar process is not dismissed or bonded within 60 days after the levy.

6. Registered owner. The Corporation shall treat the person or persons whose name or names appear on this Note as the absolute owner or owners hereof for the purpose of receiving payment of, or on account of, the principal and interest due on this Note and for all other purposes, unless and until written notice satisfactory to the Corporation is provided by the registered owner of assignment hereof.

7. Assignment. The Corporation may assign its rights hereunder to any person or entity. No assignment of rights or obligations shall be effective until delivery of written notice of such assignment is made by the assigning party to the other party hereto.

8. Release of shareholders, officers and directors. This Note is the obligation of the Corporation only, and no recourse shall be had for the payment of any principal or interest hereon against any shareholder, officer or director of the Corporation, either directly or through the Corporation, by virtue of any statute for the enforcement of any assessment or otherwise. The holder or holders of this Note, by the acceptance hereof, and as part of the consideration for this Note, release all claims and waive all liabilities against the foregoing persons in connection with this Note.

9. Amendments. With the consent of the holders of a majority of the principal amount of outstanding Notes, evidenced by a written instrument or instruments, Payor may amend the Notes by executing and delivering to the holders an amendment thereto for the purpose of adding any provisions to or changing in any manner or eliminating any of the provisions of the Notes or of modifying in any manner the rights of the holders; provided, however, that no such amendment shall, without the consent of the holder of each outstanding Note affected thereby:

            (a) Change the stated maturity of the principal of any Note, or reduce the principal amount thereof or the interest thereon, or the currency in which any Note or the interest thereon is payable, or impair the right to institute suit for the enforcement of any such payment on or after the stated maturity thereof (or, in the case of prepayment, or after the prepayment date);

            (b) Reduce the percentage in principal amount of the outstanding Notes, the consent of whose holders is required for any amendment, or the consent of whose holders is required for any waiver of compliance with the provisions hereof; or

            (c) Modify any of the provisions of this Section, except to increase any such percentage or to provide that other provisions of the Notes cannot be modified or waived without the consent of the holder affected thereby.

Upon the execution and delivery of any amendment in accordance with this Section, the Notes shall be modified in accordance therewith, and every holder of Notes theretofore or thereafter executed and delivered shall be bound thereby.

10. Governing Law. The Notes and all terms and conditions herein shall be governed by and construed and in accordance with the laws of the State of Vermont excluding the state's conflict of law provisions.

11. Exclusive Jurisdiction. With respect to actions and proceedings to enforce the provisions of, arising from, or relating to this Note, the holder, by acceptance of this Note, consents to personal jurisdiction in the state or federal courts of the State of Vermont and irrevocably agrees that all such actions and proceedings shall be litigated exclusively in such courts. Further, each of the parties hereto waives any objection that it may have to the conduct of any action or proceeding in any such court based on improper venue or forum non conveniens. Each of the parties hereto waives personal service of any and all process upon it and agrees that valid service of process may be made by mail or courier service directed to it at the address set forth herein and that service so made shall be deemed to be completed upon the earlier of actual receipt or ten (10) days after the same shall have been posted.


                     [REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

      IN WITNESS WHEREOF, the Corporation has signed this Note this 11th day of September 2000.

                                    eNote.com Inc.


                                    By:___________________
                                       Name:
                                       Title:
REGISTERED OWNER:

Friedlander Capital Management Corp.


By:___________________________
   Name:
   Title:

                                                                    Exhibit 4.31

THIS WARRANT AND THE SHARES OF COMMON STOCK ISSUABLE UPON EXERCISE OF THIS WARRANT HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 (THE "ACT") OR ANY APPLICABLE STATE SECURITIES LAW, AND MAY NOT BE TRANSFERRED EXCEPT (i) PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT UNDER THE ACT OR (ii) UPON FIRST FURNISHING TO THE COMPANY AN OPINION OF COUNSEL SATISFACTORY TO THE COMPANY THAT SUCH TRANSFER IS NOT IN VIOLATION OF THE REGISTRATION REQUIREMENTS OF THE ACT OR ANY APPLICABLE STATE SECURITIES LAW.

                 To Subscribe for and Purchase Common Stock of
                                eNote.com Inc.

                         VOID AFTER SEPTEMBER 11, 2002

Warrant No. 3-A                                               September 11, 2000

      THIS CERTIFIES that, for value received, FRIEDLANDER CAPITAL MANGAGEMENT CORP., or its registered assigns, is entitled, subject to the terms of Section 1 hereof, to subscribe for and purchase from eNote.com Inc., a Delaware corporation (hereinafter called the "Company"), at the price of $2.50 per share (such price, as from time to time to be adjusted as hereinafter provided, being hereinafter called the "Warrant Price"), at any time on or prior to September 11, 2002 up to EIGHT HUNDRED THOUSAND (800,000) fully paid, nonassessable shares of Common Stock, par value $.01 per share, of the Company ("Common Stock"), subject, however, to the provisions and upon the terms and conditions hereinafter set forth.

      Section 1. Exercise of Warrant. This Warrant may be exercised by the holder hereof, in whole or in part (but not as to a fractional share of Common Stock), by the completion of the subscription form attached hereto and by the surrender of this Warrant (properly endorsed) at the office of the Company in Williston, Vermont (or at such other agency or office of the Company in the United States as it may designate by notice in writing to the holder hereof at the address of the holder hereof appearing on the books of the Company), and by payment to the Company of the Warrant Price, in cash or by certified or official bank check, for each share being purchased. In the event of any exercise of the rights represented by this Warrant, a certificate or certificates for the shares of Common Stock so purchased, registered in the name of the holder hereof, shall be delivered to the holder hereof within a reasonable time, not exceeding fifteen (15) business days, after the rights represented by this Warrant shall have been so exercised; and, unless this Warrant has expired or been exercised in full, a new Warrant representing the number of shares (except a remaining fractional share), if any, with respect to which this Warrant shall not then have been exercised shall also be issued to the holder hereof within such time. With respect to any such exercise, the holder hereof shall for all purposes be deemed to have become the holder of record of the number of shares of Common Stock evidenced by such certificate or certificates from the date on which this Warrant was surrendered and payment of the Warrant Price was made irrespective of the date of delivery of such certificate, except that, if the date of such surrender and payment is a date on which the stock transfer books of the Company are closed, such person shall be deemed to have become the holder of such shares at the close of business on the next succeeding date on which the stock transfer books are open. No fractional shares shall be issued upon exercise of this Warrant. If any fractional interest in a share of Common Stock would, except for the provisions of this Section 1, be delivered upon any such exercise, the Company, in lieu of delivering the fractional share thereof, shall pay to the holder hereof an amount in cash equal to the current market price of such fractional interest as determined in good faith by the Board of Directors of the Company.

      Section 2.  Adjustment of Number of Shares.

      (a) Reclassification, Consolidation or Merger. In the event of any reclassification or change of outstanding securities of the Common Stock, or in the event of any consolidation or merger of the Company with or into another corporation or entity, other than a consolidation or merger with another corporation or entity in which the Company is the continuing corporation and which does not result in any reclassification, conversion or change of outstanding Common Stock, or in the event of any sale of all or substantially all of the assets of the Company, the Company, or such successor or purchasing corporation or entity, as the case may be, shall execute a new warrant certificate (the "New Warrant Certificate"), providing that the Holder of this Warrant shall have the right to exercise such new warrants and procure upon such exercise, in lieu of each share of Common Stock issuable upon exercise of the Warrants, the kind and amount of shares of stock, other securities, money and property receivable upon such reclassification, conversion, change, consolidation or merger by a holder of one share of Common Stock.

      (b) Subdivisions, Combinations and Stock Dividends. If at any time while this Warrant is outstanding and unexpired the Company shall subdivide or combine its Common Stock, or shall pay a dividend with respect to Common Stock payable in, or make any other distribution with respect to its Common Stock consisting of, shares of Common Stock, then the number of Warrant Shares for which this Warrant is exercisable shall be adjusted, from and after the date of determination of stockholders entitled to receive such dividend or distribution, to that number determined by multiplying the number of Warrant Shares for which this Warrant is exercisable immediately prior to such date of determination by a fraction (i) the numerator of which shall be the total number of shares of Common Stock outstanding immediately after such dividend or distribution and
(ii) the denominator of which shall be the total number of shares of Common Stock outstanding immediately prior to such dividend or distribution.

      (c) Notice of Adjustment. Upon any adjustment of the Warrant Price, then and in each such case the Company shall give written notice thereof, by first class mail, postage prepaid, addressed to the Warrant holder at the address of such holder as shown on the books of the Company, which notice shall state the Warrant Price resulting from such adjustment, setting forth in reasonable detail the method of calculation and the facts upon which such calculation is based.

      (d) Stock to Be Reserved. The Company will at all times reserve and keep available out of its authorized Common Stock or its treasury shares, solely for the purpose of issuance upon the exercise of this Warrant as herein provided, such number of shares of Common Stock as shall then be issuable upon the exercise of this Warrant provided, however, that the Company has an insufficient number of shares of authorized Common Stock available to reserve the requisite number of shares issuable upon exercise of this warrant, the Company will reserve an amount equal to the remaining number of authorized shares, allocated pro-rata among Warrants 1-A and 2-A. In such case, the Company will use its best efforts to seek shareholder approval to increase the Company's authorized Common Stock and reserve the additional shares necessary for issuance upon exercise of this Warrant.

      (e) Definition of Common Stock. As used herein the term "Common Stock" shall mean and include the 25,000,000 shares of Common Stock, par value $.01 per share, as authorized on the date of this and any additional Common Stock, par value $.01 hereinafter authorized.

      Section 3.  Notices of Record Dates.

In the event of:
      (a) any taking by the Company of a record of the holders of any class of securities for the purpose of determining the holders thereof who are entitled to receive any dividend or other distribution (other than cash dividends out of earned surplus), or any right to subscribe for, purchase or otherwise acquire any shares of stock of any class or any other securities or property, or to receive any right to sell shares of stock of any class or any other right; or

      (b) any capital reorganization of the Company, any reclassification or recapitalization of the capital stock of the Company or any transfer of all or substantially all the assets of the Company to or consolidation or merger of the Company with or into any other corporation or entity; or

      (c) any voluntary or involuntary dissolution, liquidation or winding-up of the Company,

then and in each such event the Company will give notice to the holder of this Warrant specifying: (i) the date on which any such record is to be taken for the purpose of such dividend, distribution or right and stating the amount and character of such dividend, distribution or right; and (ii) the date on which any such reorganization, reclassification, recapitalization, transfer, consolidation, merger, dissolution, liquidation or winding-up is to take place, and the time, if any is to be fixed, as of which the holders of record of Common Stock will be entitled to exchange their shares of Common Stock for securities or other property deliverable upon such reorganization, reclassification, recapitalization, transfer, consolidation, merger, dissolution, liquidation or winding-up. Such notice shall be given at least 10 days and not more than 90 days prior to the date therein specified, and such notice shall state that the action in question or the record date is subject to (x) the effectiveness of a registration statement under the Securities Act of 1933 and applicable state securities laws, or (y) a favorable vote of stockholders, if either is required.

      Section 4.  No Stockholder Rights or Liabilities.

      (a) Except as set forth in paragraph 4(b), this Warrant shall not entitle the holder hereof to any voting rights or other rights as a stockholder of the Company. No provision hereof, in the absence of affirmative action by the holder hereof to purchase shares of Common Stock, and no mere enumeration herein of the rights or privileges of the holder hereof shall give rise to any liability of such holder for the Warrant Price or as a stockholder of the Company, whether such liability is asserted by the Company or by creditors of the Company.

      (b) At any time while this Warrant is outstanding, the Company shall, prior to making any distribution of its property or assets to the holders of its Common Stock as a dividend in liquidation or partial liquidation or by way of return of capital or any dividend payable out of funds legally available for dividends under the laws of the State of Delaware, give to the holder of this Warrant, not less than 20 days prior written notice of any such distribution. If such holder shall exercise this Warrant on or prior to the date of such distribution set forth in such notice, such holder shall be entitled to receive, upon such exercise: (i) the number of shares of Common Stock receivable pursuant to such exercise; and (ii) without payment of any additional consideration, a sum equal to the amount of such property or assets as would have been payable to the holder hereof as an owner of the shares described in clause (i) of this paragraph 4(b) had the holder hereof been the holder of record of such shares on the record date for such distribution; and an appropriate provision with respect to such payment to such holder as described in this paragraph 4(b) shall be made a part of any such distribution.

      Section 5. Lost, Stolen, Mutilated or Destroyed Warrant. If this Warrant is lost, stolen, mutilated or destroyed, the Company may, on such terms as to indemnity or otherwise as it may in its discretion reasonably impose (which shall, in the case of a mutilated Warrant, include the surrender thereof), issue a new Warrant of like denomination and tenor as the Warrant so lost, stolen, mutilated or destroyed. Any such new Warrant shall constitute an original contractual obligation of the Company, whether or not the allegedly lost, stolen, mutilated or destroyed Warrant shall be at any time enforceable by anyone.

      Section 6. Notices. Any notice to be given to either party under this Warrant Certificate shall be in writing and shall be deemed to have been given to the Company or the Holder hereof, as the case may be, when delivered in hand or when sent by first class mail, postage prepaid, addressed, if to the Company, at its principal office and, if to the Holder hereof, at its address as set forth in the Company's books and records or at such other address as the Holder hereof may have provided to the Company in writing.

      Section 7. Governing Law. This Warrant shall be governed by and construed in accordance with the laws of the State of Vermont, without giving effect to such jurisdiction's principles of conflict of laws.

      Section 8. Exclusive Jurisdiction. With respect to actions and proceedings to enforce the provisions of, arising from, or relating to this Warrant or the Warrant, the holder, by acceptance of this Warrant, consents to personal jurisdiction in the state or federal courts of the State of Vermont and irrevocably agrees that all such actions and proceedings shall be litigated exclusively in such courts. Further, each of the parties hereto waives any objection that it may have to the conduct of any action or proceeding in any such court based on improper venue or forum non conveniens. Each of the parties hereto waives personal service of any and all process upon it and agrees that valid service of process may be made by mail or courier service directed to it at the address set forth herein and that service so made shall be deemed to be completed upon the earlier of actual receipt or ten (10) days after the same shall have been posted.



                        [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

     IN WITNESS WHEREOF, the duly authorized agent of eNote.com Inc. has executed this Warrant as of the 11th day of September 2000.

                                          ENOTE.COM INC.


                                          By:_____________________________
                                             Name:
                                             Title:


[Corporate Seal]
Attest:


-----------------------------------
Secretary

                        SUBSCRIPTION FORM TO BE EXECUTED
                          UPON EXERCISE OF THE WARRANT


                                                      Date:
                                                           ----------------

To: eNote.com Inc.

      The undersigned, pursuant to the provisions set forth in the within Warrant, hereby agrees to subscribe for and purchase [__________] shares of Common Stock covered by such Warrant, and herewith tenders $[____________] in full payment of the purchase price for such shares as provided in the within Warrant.



                              Name of Holder:

                              By:     __________________________________

                              Address __________________________________

                                      __________________________________

                                                                    Exhibit 4.32

                                 ENOTE.COM INC.

                      8% SECURED NOTE DUE OCTOBER 14, 2000



F-2                                                         Williston, Vermont
$150,000                                                    September 14, 2000


      FOR VALUE RECEIVED, ENOTE.COM INC., a Delaware corporation (the "Company"), hereby promises to pay to the order of FRIEDLANDER CAPITAL MANAGEMENT CORP. (the "Payee") or its registered assigns, the principal sum of ONE HUNDRED FIFTY THOUSAND DOLLARS ($150,000), with the interest from the date hereof (computed daily on the basis of a 360-day year) on the balance of the principal remaining unpaid from time to time, accruing at a rate equal to eight percent (8%) per annum, compounded annually. Accrued interest and principal shall be paid as follows:

      (i)   On October 14, 2000, (the "Maturity Date") the Company shall pay the
            full  amount  of  accrued   interest  and  unpaid   principal   then
            outstanding; and

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

      Payment of the Note is secured by all inventory of the Corporation now owned or hereafter acquired pursuant to a Security Agreement dated as of September ___, 2000.

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

      Section 4. Exclusive Jurisdiction. With respect to actions and proceedings to enforce the provisions of, arising from, or relating to this Note, the holder, by acceptance of this Note, consents to personal jurisdiction in the state or federal courts of the State of Vermont and irrevocably agrees that all such actions and proceedings shall be litigated exclusively in such courts. Further, each of the parties hereto waives any objection that it may have to the conduct of any action or proceeding in any such court based on improper venue or forum non conveniens. Each of the parties hereto waives personal service of any and all process upon it and agrees that valid service of process may be made by mail or courier service directed to it at the address set forth herein and that service so made shall be deemed to be completed upon the earlier of actual receipt or ten (10) days after the same shall have been posted.

      Section 5. Collection Expenses. No delay or omission on the part of the holder of this Note in exercising any right hereunder shall operate as a waiver of such right or of any other right of such holder nor shall any delay, omission or waiver on any occasion be deemed a bar to or waiver of the same or any other right on any future occasion. The undersigned and every endorser or guarantor of this Note, regardless of the time, order or place of signing, waives presentment, protest and notice of every kind and assets to any one or more extensions or postponements of the time of payment or any other indulgences, to any substitutions, exchanges or releases of collateral available to the holder, if any, and to the additions or releases of any other parties or persons primarily or secondarily liable. In addition to and not in limitation of the foregoing, the Company further agrees, subject only to any limitation imposed by applicable law, to pay all expenses, including reasonable attorneys' fees, incurred by the holder of this Note in endeavoring to collect any amounts payable hereunder which are not paid when due.

      Section 6. Interest Rate After Default. Any amount not paid when due hereunder, whether by acceleration or otherwise, shall thereafter bear interest at an annual rate equal to the greater of (a) 14.5% or (b) the prime rate from time to time in effect of Citibank, N.A., plus 3.5% on any overdue principal amount and (to the extent permitted by applicable law) on any overdue interest; provided however, that in no event shall this Note bear interest at a rate in excess of that permitted by any applicable usury laws.

      Section 7. Release of shareholders, officers and directors. This Note is the obligation of the Company only, and no recourse shall be had for the payment of any principal or interest hereon against any shareholder, officer or director of the Company, either directly or through the Company, by virtue of any statute for the enforcement of any assessment or otherwise. The holder or holders of this Note, by the acceptance hereof, and as part of the consideration for this Note, release all claims and waive all liabilities against the foregoing persons in connection with this Note.




                        [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

      IN WITNESS WHEREOF, the duly authorized agent of ENOTE.COM INC. has executed this Note as of the 14th day of September 2000.



                                          ENOTE.COM INC.


                                          By:_____________________________
                                             Name:
                                             Title:

[Corporate Seal]


Attest:


By:_________________________
      Secretary

                                                                    Exhibit 4.33

                                 ENOTE.COM INC.

                      8% SECURED NOTE DUE OCTOBER 14, 2000



F-3                                                         Williston, Vermont
$150,000                                                    September 28, 2000


      FOR VALUE RECEIVED, ENOTE.COM INC., a Delaware corporation (the "Company"), hereby promises to pay to the order of FRIEDLANDER CAPITAL MANAGEMENT CORP. (the "Payee") or its registered assigns, the principal sum of ONE HUNDRED FIFTY THOUSAND DOLLARS ($150,000), with the interest from the date hereof (computed daily on the basis of a 360-day year) on the balance of the principal remaining unpaid from time to time, accruing at a rate equal to eight percent (8%) per annum, compounded annually. Accrued interest and principal shall be paid as follows:

      (i)   On October 14, 2000, (the "Maturity Date") the Company shall pay the
            full  amount  of  accrued   interest  and  unpaid   principal   then
            outstanding; and

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

      Payment of the Note is secured by all inventory of the Corporation now owned or hereafter acquired pursuant to a Security Agreement dated as of September 28, 2000.

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

      Section 4. Exclusive Jurisdiction. With respect to actions and proceedings to enforce the provisions of, arising from, or relating to this Note, the holder, by acceptance of this Note, consents to personal jurisdiction in the state or federal courts of the State of Vermont and irrevocably agrees that all such actions and proceedings shall be litigated exclusively in such courts. Further, each of the parties hereto waives any objection that it may have to the conduct of any action or proceeding in any such court based on improper venue or forum non conveniens. Each of the parties hereto waives personal service of any and all process upon it and agrees that valid service of process may be made by mail or courier service directed to it at the address set forth herein and that service so made shall be deemed to be completed upon the earlier of actual receipt or ten (10) days after the same shall have been posted.

      Section 5. Collection Expenses. No delay or omission on the part of the holder of this Note in exercising any right hereunder shall operate as a waiver of such right or of any other right of such holder nor shall any delay, omission or waiver on any occasion be deemed a bar to or waiver of the same or any other right on any future occasion. The undersigned and every endorser or guarantor of this Note, regardless of the time, order or place of signing, waives presentment, protest and notice of every kind and assets to any one or more extensions or postponements of the time of payment or any other indulgences, to any substitutions, exchanges or releases of collateral available to the holder, if any, and to the additions or releases of any other parties or persons primarily or secondarily liable. In addition to and not in limitation of the foregoing, the Company further agrees, subject only to any limitation imposed by applicable law, to pay all expenses, including reasonable attorneys' fees, incurred by the holder of this Note in endeavoring to collect any amounts payable hereunder which are not paid when due.

      Section 6. Interest Rate After Default. Any amount not paid when due hereunder, whether by acceleration or otherwise, shall thereafter bear interest at an annual rate equal to the greater of (a) 14.5% or (b) the prime rate from time to time in effect of Citibank, N.A., plus 3.5% on any overdue principal amount and (to the extent permitted by applicable law) on any overdue interest; provided however, that in no event shall this Note bear interest at a rate in excess of that permitted by any applicable usury laws.


      Section 7. Release of shareholders, officers and directors. This Note is the obligation of the Company only, and no recourse shall be had for the payment of any principal or interest hereon against any shareholder, officer or director of the Company, either directly or through the Company, by virtue of any statute for the enforcement of any assessment or otherwise. The holder or holders of this Note, by the acceptance hereof, and as part of the consideration for this Note, release all claims and waive all liabilities against the foregoing persons in connection with this Note.



                        [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

IN WITNESS WHEREOF, the duly authorized agent of ENOTE.COM INC. has executed this Note as of the 28th day of September 2000.



                                          ENOTE.COM INC.


                                          By:___________________________
                                             Name:
                                             Title:
[Corporate Seal]


Attest:


By:_________________________
      Secretary

                                                                    Exhibit 4.34

THE SECURITY REPRESENTED HEREBY HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 AND MAY NOT BE SOLD, ASSIGNED OR TRANSFERRED WITHOUT AN EFFECTIVE REGISTRATION STATEMENT FOR SUCH SECURITY UNDER THE SECURITIES ACT OF 1933 UNLESS PAYOR HAS RECEIVED THE WRITTEN OPINION OF COUNSEL SATISFACTORY TO PAYOR TO THE EFFECT THAT SUCH SALE, ASSIGNMENT OR TRANSFER DOES NOT INVOLVE A TRANSACTION REQUIRING REGISTRATION OF SUCH SECURITY UNDER THE SECURITIES ACT OF 1933.


B-4                                                                     $150,000


                                  eNote.com Inc
                              185 Allen Brook Lane
                            Williston, Vermont 05495
                                October 12, 2000

                    8% Subordinated Secured Convertible Note
                              Due December 2, 2000

eNote.com Inc., a Delaware corporation, (the "Corporation"), for value received, promises to pay FRIEDLANDER CAPITAL MANAGEMENT CORP. (the "Holder"), the sum of ONE HUNDRED FIFTY THOUSAND DOLLARS $150,000 on December 2, 2000 (the "Maturity Date"), together with interest accrued thereon at the rate of eight percent (8%) per annum, computed from October 12, 2000 (the "Issue Date"). Payment of principal and interest shall be made in lawful money of the United States of America on the Maturity Date unless this Note is earlier converted as provided for herein. This Note, is part of a series of 8% Subordinated Secured Convertible Notes due December 2, 2000 being issued by the Corporation (each a "Note" and together the "Notes").

This Note is issued pursuant to a Subscription Agreement dated as of the Issue Date (the "Subscription Agreement") by and between the Corporation and the Holder. Payment of the Notes is secured by all tangible and intangible assets of the Corporation pursuant to a Security Agreement dated as of October 12, 2000, as may be amended from time to time.

1.    Conversion.

            (a) The holder of this Note may at time prior to the maturity hereof, convert the principal amount hereof and interest accrued thereon into shares of the Corporation's Common Stock. The conversion ratio shall be $1.50 of principal converted per share of Common Stock (the "Conversion Rate"). To convert this Note, the holder hereof must surrender the same at the office of the Corporation, together with a written instrument of transfer in a form satisfactory to the Corporation, properly completed and executed and with a written notice of conversion. All rights of the holder of this Note shall, to the extent of the principal and interest thereof converted, cease as of the date of such conversion.

            (b) In case the Corporation shall at any time subdivide its outstanding shares of Common Stock into a greater number of shares, the Conversion Rate in effect immediately prior to such subdivision shall be proportionately reduced, i.e., the holder shall be entitled to purchase after such subdivision, for the same consideration as applicable prior to such subdivision, the same percentage of outstanding Common Stock that such holder was entitled to purchase prior to such subdivision, and conversely, in case the outstanding shares of Common Stock of the Corporation shall be combined into a smaller number of shares, the Conversion Price in effect immediately prior to such combination shall be proportionately increased. In case the Corporation shall declare a dividend or make any other distribution upon any stock of the Corporation payable in Common Stock, options or convertible securities exercisable or convertible into shares of Common Stock, any Common Stock, options or convertible securities, as the case may be, issuable in payment of such dividend or distribution shall be deemed to have been issued in a subdivision of outstanding shares as provided in the foregoing sentence.

            (c) The Corporation will at all times reserve and keep available out of its authorized Common Stock or its treasury shares, solely for the purpose of issuance upon conversion of the Note as herein provided, such number of shares of Common Stock as shall then be issuable upon conversion of this Note. The Corporation covenants that all shares of Common Stock which shall be so issued shall be duly and validly issued and fully paid and nonassessable and free from all taxes, liens and charges with respect to the issue thereof, and, without limiting the generality of the foregoing, the Corporation covenants that it will from time to time take all such action as may be requisite to assure that the par value per share of the Common Stock is at all times equal to or less than the effective Conversion Rate. The Corporation will take all such action as may be necessary to assure that all such shares of Common Stock may be so issued without violation of any applicable law or regulation, or of any requirements of any national securities exchange upon which the Common Stock of the Corporation may be listed. The Corporation will not take any action which results in any adjustment of the Conversion Price if the total number of shares of Common Stock issued and issuable after such action upon conversion of this Note would exceed the total number of shares of Common Stock then authorized by the Corporation's Certificate of Incorporation. The Corporation has not granted and will not grant any right of first refusal with respect to shares issuable upon conversion of this Note, and there are no preemptive rights associated with such shares.

2. Fractional shares. In lieu of issuing any fraction of a share upon the conversion of this Note, the Corporation shall pay to the holder hereof for any fraction of a share otherwise issuable upon the conversion, cash equal to the same fraction of $1.50

3. Prepayment. This Note may be prepaid without penalty. In the case of each prepayment of less than all of the outstanding Notes, the principal amount to be prepaid shall be allocated among the respective Notes and the holders thereof so that the principal amount to be prepaid to each holder shall bear the same ratio to the aggregate principal amount then to be prepaid as the principal amount of Notes then held by such holder bears to the aggregate principal amount of Notes then outstanding. Five (5) business days prior to any prepayment hereunder the Corporation shall provide written notice to each Note holder indicating the date and amount of such prepayment. The Note holder shall have the right to convert the principal amount of any such prepayment prior to date of prepayment.

4.    Subordination.

            (a) The Corporation, for itself, its successors and assigns, covenants and agrees, and each holder of this Note by his acceptance thereof likewise covenants and agrees, that the payment of the principal of and interest on each and all of this Note shall be subordinate and subject, to the extent and in the manner hereinafter set forth, in right of payment to the prior payment in full of all Senior Indebtedness.

            (b) Upon any distribution of assets of the Corporation upon any dissolution, winding up, liquidation, or reorganization of the Corporation, whether in bankruptcy, insolvency, or receivership proceedings or upon an assignment for the benefit of creditors of any other dissolution, winding up, liquidation, or reorganization of the Corporation:

                  (i) All Senior Indebtedness shall first be paid in full, or provision made for such payment in full of the principal thereof, and premium, if any, and interest thereon, before any payment is made on account of the principal of, or interest on, the Notes;

                  (ii) Any payment or distribution of assets of the Corporation of any kind or character, whether in cash, property, or securities (other than stock of the Corporation as reorganized or readjusted or securities of the Corporation or any other corporation provided for by a plan of reorganization or readjustment the payment of which is subordinate, at least to the extent provided in this Section with respect to the Notes, to the payment of all Senior Indebtedness at the time outstanding and to any securities issued in respect thereof under any such plan of reorganization or readjustment), to which the holder of this Note would be entitled except for the provisions of this Section shall be paid by the liquidating trustee or agent or other person making such payment of distribution, whether a trustee in bankruptcy, receiver, or liquidating trustee or other trustee or agent, directly to the holders of Senior Indebtedness or their representative or representatives or the trustee or trustees under any indenture under which any instruments evidencing any of such Senior Indebtedness may have been issued, ratably according to the aggregate amounts remaining unpaid on account of the principal of, and premium, if any, and interest on, the Senior Indebtedness held or represented by each, to the extent necessary to make payment in full of all Senior Indebtedness remaining unpaid, after giving effect to any concurrent payment or distribution, or provision therefor, to the holders of such Senior Indebtedness; and

                  (iii) In the event that, notwithstanding the foregoing, any payment or distribution of assets of the Corporation of any kind or character, whether in cash, property, or securities (other than stock of the Corporation as reorganized or readjusted or securities of the Corporation or any other corporation provided for by a plan of reorganization or readjustment the payment of which is subordinate, at least to the extent provided in this Section with respect to the Note, to the payment of all Senior Indebtedness at the time outstanding and to any securities issued in respect thereof under any such plan of reorganization or readjustment), shall be received by the holder of this Note before all Senior Indebtedness is paid in full, or provision made for its payment, such payment or distribution shall be paid over to the holders of Senior Indebtedness remaining unpaid or unprovided for or their representative or representatives or to the trustee or trustees under any indenture under which any instruments evidencing any of such Senior Indebtedness may have been issued, as provided in the foregoing subparagraph (2), for application to the payment of such Senior Indebtedness until all such Senior Indebtedness shall have been paid in full after giving effect to any concurrent payment or distribution, or provision therefor, to the holders of such Senior Indebtedness.

            (c) Subject to the payment in full of all Senior Indebtedness, the holder of this Note shall be subrogated to the rights of the holders of Senior Indebtedness to receive payments or distributions of cash, property, or securities of the Corporation applicable to the Senior Indebtedness until the principal of and interest on this Note shall be paid in full, and no such payments or distributions in respect of this Note of cash, property, or securities distributable to the Senior Indebtedness under the provisions here shall, as between the Corporation, its creditors other than the holders of Senior Indebtedness, and the holder of this Notes, be deemed to be a payment by the Corporation to or on account of this Note. It is understood that the provisions of this Section are and are intended solely for the purpose of defining the relative rights of the holder of this Note, on the one hand, and the holders of the Senior Indebtedness on the other hand. Nothing contained in this Section is intended to or shall impair, as between the Corporation, its creditors other than the holders of Senior Indebtedness, and the holder of this Note, the absolute and unconditional obligation of the Corporation to pay the holder of this Note the principal of and interest on this Note as and when the same shall become due and payable in accordance with their terms, or is intended to or shall affect the relative rights of the holder of this Note and creditors of the Corporation other than the holders of the Senior Indebtedness; nor shall anything herein or therein prevent the holder of this Note from exercising all remedies otherwise permitted by applicable law upon default under this Note, subject to the rights, if any, under this Section of the holders of Senior Indebtedness in respect of cash, property or securities of the Corporation received upon the exercise of any such remedy.

            (d) Upon any distribution of assets of the Corporation referred to in this Section, the holder of this Note shall be entitled to rely upon a certificate of the liquidating trustee or agent or other person making any distribution to such holder for the purpose of ascertaining the persons entitled to participate in such distribution, the holders of the Senior Indebtedness and other indebtedness of the Corporation, the amount thereof or payable thereon, and all other facts pertinent thereto or to this Section.

            (e) If there shall have occurred a default in the payment of the principal of (or premium, if any) or interest on any Senior Indebtedness, then, unless and until such default shall have been cured or waived, no payment of principal or interest shall be made by the Corporation on this Note, and no holder of this Note shall be entitled to receive any such payment. Nothing contained in this Section shall, however (1) affect the obligation of Corporation to make or prevent the Corporation from making, at any time, except during the pendency of any dissolution, winding up, liquidation, or reorganization proceedings or except as provided in the first sentence of this subsection, payments of principal of or interest on this Note, or (2) prevent the application by any paying agent of any moneys deposited with it by the Corporation to the payment of or on account of the principal of, or interest on, this Note, if, at the time of such deposit, the paying agent did not have written notice of any event prohibiting the making of such payment or deposit by the Corporation; or (3) be construed as preventing the occurrence of any Event of Default hereunder.

            (f) No right of any present or future holder of any Senior Indebtedness of the Corporation to enforce subordination as herein provided shall at any time or in any way be prejudiced or impaired by any act or failure to act on the part of the Corporation or by any act or failure to act, in good faith, by any such holder, or by an noncompliance by the Corporation with the terms, provisions, and covenants of this Note, regardless of any knowledge thereof any such holder may have or be otherwise charged with.

            (g) Any renewal or extension of the time of payment of any Senior Indebtedness or the exercise by the holders of Senior Indebtedness of any of their rights under the Senior Indebtedness, including without limitation the waiver of default thereunder or the release of any security therefor, may be made or done all without notice to or assent from the holder of this Note. No compromise, alteration, amendment, modification, extension, renewal, or other change of, or waiver, consent, or other action in respect of, any liability or obligation under or respect of, or of any of the terms, covenants, or conditions or any indenture or other instrument under which any Senior Indebtedness is outstanding or of such Senior Indebtedness, and no release of property securing any Senior Indebtedness, whether or not such release is in accordance with the provisions of any applicable document, shall in any way alter or affect any of the provisions of this Section.

            (h) "Senior Indebtedness" for purposes of this Section shall mean all indebtedness (principal and interest) now existing or hereafter incurred of the Corporation for money borrowed from banks or other financial institutions:
(i) which is secured by the assets of the Corporation; and (ii) is not by its express terms subordinate and junior to or on parity with this Note.

5. Default. If any of the following events occur ("Event of Default"), the entire unpaid principal amount of, and accrued and unpaid interest on, this Note shall immediately be due and payable, and the Corporation shall pay all costs of collection including, but not limited to, reasonable attorneys' fees and expenses incurred by the owner(s) or its assigns on account of such collection, whether or not suit is brought:

            (a) The Corporation fails to pay the principal of this Note at its maturity;

            (b) The Corporation commences any voluntary proceeding under any bankruptcy, reorganization, arrangement, insolvency, readjustment of debt, receivership, dissolution, or liquidation law or statute, of any jurisdiction, whether now or subsequently in effect; or the Corporation is adjudicated as bankrupt by a court of competent jurisdiction; or the Corporation petitions or applies for, acquiesces in, or consents to, the appointment of any receiver or trustee of the Corporation or for all or substantially all of its property or assets; or the Corporation makes an assignment for the benefit of its creditors; or the Corporation admits in writing its inability to pay its debts as they mature; or

            (c) There is commenced against the Corporation any proceeding relating to the Corporation under any bankruptcy, reorganization, arrangement, insolvency, readjustment of debt, receivership, dissolution, or liquidation law or statute, of any jurisdiction, whether now or subsequently in effect, and the proceeding remains undismissed for a period of 60 days or the Corporation by any act indicates its consent to, approval of, or acquiescence in the proceeding; or a receiver or trustee is appointed for the Corporation or for all or substantially all of its property or assets, and the receivership or trusteeship remains undischarged for a period of 60 days; or a warrant of attachment, execution or similar process is issued against any substantial part of the property or assets of the Corporation, and the warrant or similar process is not dismissed or bonded within 60 days after the levy.

6. Registered owner. The Corporation shall treat the person or persons whose name or names appear on this Note as the absolute owner or owners hereof for the purpose of receiving payment of, or on account of, the principal and interest due on this Note and for all other purposes, unless and until written notice satisfactory to the Corporation is provided by the registered owner of assignment hereof.

7. Assignment. The Corporation may assign its rights hereunder to any person or entity. No assignment of rights or obligations shall be effective until delivery of written notice of such assignment is made by the assigning party to the other party hereto.

8. Release of shareholders, officers and directors. This Note is the obligation of the Corporation only, and no recourse shall be had for the payment of any principal or interest hereon against any shareholder, officer or director of the Corporation, either directly or through the Corporation, by virtue of any statute for the enforcement of any assessment or otherwise. The holder or holders of this Note, by the acceptance hereof, and as part of the consideration for this Note, release all claims and waive all liabilities against the foregoing persons in connection with this Note.

9. Amendments. With the consent of the holders of a majority of the principal amount of outstanding Notes, evidenced by a written instrument or instruments, Payor may amend the Notes by executing and delivering to the holders an amendment thereto for the purpose of adding any provisions to or changing in any manner or eliminating any of the provisions of the Notes or of modifying in any manner the rights of the holders; provided, however, that no such amendment shall, without the consent of the holder of each outstanding Note affected thereby:

            (a) Change the stated maturity of the principal of any Note, or reduce the principal amount thereof or the interest thereon, or the currency in which any Note or the interest thereon is payable, or impair the right to institute suit for the enforcement of any such payment on or after the stated maturity thereof (or, in the case of prepayment, or after the prepayment date);

            (b) Reduce the percentage in principal amount of the outstanding Notes, the consent of whose holders is required for any amendment, or the consent of whose holders is required for any waiver of compliance with the provisions hereof; or

            (c) Modify any of the provisions of this Section, except to increase any such percentage or to provide that other provisions of the Notes cannot be modified or waived without the consent of the holder affected thereby.

Upon the execution and delivery of any amendment in accordance with this Section, the Notes shall be modified in accordance therewith, and every holder of Notes theretofore or thereafter executed and delivered shall be bound thereby.

10. Governing Law. The Notes and all terms and conditions herein shall be governed by and construed and in accordance with the laws of the State of Vermont excluding the state's conflict of law provisions.

11. Exclusive Jurisdiction. With respect to actions and proceedings to enforce the provisions of, arising from, or relating to this Note, the holder, by acceptance of this Note, consents to personal jurisdiction in the state or federal courts of the State of Vermont and irrevocably agrees that all such actions and proceedings shall be litigated exclusively in such courts. Further, each of the parties hereto waives any objection that it may have to the conduct of any action or proceeding in any such court based on improper venue or forum non conveniens. Each of the parties hereto waives personal service of any and all process upon it and agrees that valid service of process may be made by mail or courier service directed to it at the address set forth herein and that service so made shall be deemed to be completed upon the earlier of actual receipt or ten (10) days after the same shall have been posted.


                     [REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

      IN WITNESS WHEREOF, the Corporation has signed this Note this 12th day of October 2000.

                                    eNote.com Inc.


                                  By:___________________
                                     Name:
                                     Title:

REGISTERED OWNER:

Friedlander Capital Management Corp.


By:___________________________
   Name:
   Title:

                                                                    Exhibit 4.35

THIS WARRANT AND THE SHARES OF COMMON STOCK ISSUABLE UPON EXERCISE OF THIS WARRANT HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 (THE "ACT") OR ANY APPLICABLE STATE SECURITIES LAW, AND MAY NOT BE TRANSFERRED EXCEPT (i) PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT UNDER THE ACT OR (ii) UPON FIRST FURNISHING TO THE COMPANY AN OPINION OF COUNSEL SATISFACTORY TO THE COMPANY THAT SUCH TRANSFER IS NOT IN VIOLATION OF THE REGISTRATION REQUIREMENTS OF THE ACT OR ANY APPLICABLE STATE SECURITIES LAW.

                 To Subscribe for and Purchase Common Stock of
                                eNote.com Inc.

                          VOID AFTER OCTOBER 12, 2002

Warrant No. 4-A                                           As of October 12, 2000

      THIS CERTIFIES that, for value received, FRIEDLANDER CAPITAL MANGAGEMENT CORP., or its registered assigns, is entitled, subject to the terms of Section 1 hereof, to subscribe for and purchase from eNote.com Inc., a Delaware corporation (hereinafter called the "Company"), at the price of $1.50 per share (such price, as from time to time to be adjusted as hereinafter provided, being hereinafter called the "Warrant Price"), at any time on or prior to October 12, 2002 up to 2,000,000 fully paid, nonassessable shares of Common Stock, par value $.01 per share, of the Company ("Common Stock"), subject, however, to the provisions and upon the terms and conditions hereinafter set forth.

      Section 1. Exercise of Warrant. This Warrant may be exercised by the holder hereof, in whole or in part (but not as to a fractional share of Common Stock), by the completion of the subscription form attached hereto and by the surrender of this Warrant (properly endorsed) at the office of the Company in Williston, Vermont (or at such other agency or office of the Company in the United States as it may designate by notice in writing to the holder hereof at the address of the holder hereof appearing on the books of the Company), and by payment to the Company of the Warrant Price, in cash or by certified or official bank check, for each share being purchased. In the event of any exercise of the rights represented by this Warrant, a certificate or certificates for the shares of Common Stock so purchased, registered in the name of the holder hereof, shall be delivered to the holder hereof within a reasonable time, not exceeding fifteen (15) business days, after the rights represented by this Warrant shall have been so exercised; and, unless this Warrant has expired or been exercised in full, a new Warrant representing the number of shares (except a remaining fractional share), if any, with respect to which this Warrant shall not then have been exercised shall also be issued to the holder hereof within such time. With respect to any such exercise, the holder hereof shall for all purposes be deemed to have become the holder of record of the number of shares of Common Stock evidenced by such certificate or certificates from the date on which this Warrant was surrendered and payment of the Warrant Price was made irrespective of the date of delivery of such certificate, except that, if the date of such surrender and payment is a date on which the stock transfer books of the Company are closed, such person shall be deemed to have become the holder of such shares at the close of business on the next succeeding date on which the stock transfer books are open. No fractional shares shall be issued upon exercise of this Warrant. If any fractional interest in a share of Common Stock would, except for the provisions of this Section 1, be delivered upon any such exercise, the Company, in lieu of delivering the fractional share thereof, shall pay to the holder hereof an amount in cash equal to the current market price of such fractional interest as determined in good faith by the Board of Directors of the Company.

      Section 2.  Adjustment of Number of Shares.

      (a) Reclassification, Consolidation or Merger. In the event of any reclassification or change of outstanding securities of the Common Stock, or in the event of any consolidation or merger of the Company with or into another corporation or entity, other than a consolidation or merger with another corporation or entity in which the Company is the continuing corporation and which does not result in any reclassification, conversion or change of outstanding Common Stock, or in the event of any sale of all or substantially all of the assets of the Company, the Company, or such successor or purchasing corporation or entity, as the case may be, shall execute a new warrant certificate (the "New Warrant Certificate"), providing that the Holder of this Warrant shall have the right to exercise such new warrants and procure upon such exercise, in lieu of each share of Common Stock issuable upon exercise of the Warrants, the kind and amount of shares of stock, other securities, money and property receivable upon such reclassification, conversion, change, consolidation or merger by a holder of one share of Common Stock.

      (b) Subdivisions, Combinations and Stock Dividends. If at any time while this Warrant is outstanding and unexpired the Company shall subdivide or combine its Common Stock, or shall pay a dividend with respect to Common Stock payable in, or make any other distribution with respect to its Common Stock consisting of, shares of Common Stock, then the number of Warrant Shares for which this Warrant is exercisable shall be adjusted, from and after the date of determination of stockholders entitled to receive such dividend or distribution, to that number determined by multiplying the number of Warrant Shares for which this Warrant is exercisable immediately prior to such date of determination by a fraction (i) the numerator of which shall be the total number of shares of Common Stock outstanding immediately after such dividend or distribution and
(ii) the denominator of which shall be the total number of shares of Common Stock outstanding immediately prior to such dividend or distribution.

      (c) Notice of Adjustment. Upon any adjustment of the Warrant Price, then and in each such case the Company shall give written notice thereof, by first class mail, postage prepaid, addressed to the Warrant holder at the address of such holder as shown on the books of the Company, which notice shall state the Warrant Price resulting from such adjustment, setting forth in reasonable detail the method of calculation and the facts upon which such calculation is based.

      (d) Stock to Be Reserved. The Company will at all times reserve and keep available out of its authorized Common Stock or its treasury shares, solely for the purpose of issuance upon the exercise of this Warrant as herein provided, such number of shares of Common Stock as shall then be issuable upon the exercise of this Warrant provided, however, that the Company has an insufficient number of shares of authorized Common Stock available to reserve the requisite number of shares issuable upon exercise of this warrant, the Company will reserve an amount equal to the remaining number of authorized shares, allocated pro-rata among Warrants 3-A and 4-A. In such case, the Company will use its best efforts to seek shareholder approval to increase the Company's authorized Common Stock and reserve the additional shares necessary for issuance upon exercise of this Warrant.

      (e) Definition of Common Stock. As used herein the term "Common Stock" shall mean and include the 25,000,000 shares of Common Stock, par value $.01 per share, as authorized on the date of this and any additional Common Stock, par value $.01 hereinafter authorized.

      Section 3.  Notices of Record Dates.

In the event of:
      (a) any taking by the Company of a record of the holders of any class of securities for the purpose of determining the holders thereof who are entitled to receive any dividend or other distribution (other than cash dividends out of earned surplus), or any right to subscribe for, purchase or otherwise acquire any shares of stock of any class or any other securities or property, or to receive any right to sell shares of stock of any class or any other right; or

      (b) any capital reorganization of the Company, any reclassification or recapitalization of the capital stock of the Company or any transfer of all or substantially all the assets of the Company to or consolidation or merger of the Company with or into any other corporation or entity; or

      (c) any voluntary or involuntary dissolution, liquidation or winding-up of the Company,

then and in each such event the Company will give notice to the holder of this Warrant specifying: (i) the date on which any such record is to be taken for the purpose of such dividend, distribution or right and stating the amount and character of such dividend, distribution or right; and (ii) the date on which any such reorganization, reclassification, recapitalization, transfer, consolidation, merger, dissolution, liquidation or winding-up is to take place, and the time, if any is to be fixed, as of which the holders of record of Common Stock will be entitled to exchange their shares of Common Stock for securities or other property deliverable upon such reorganization, reclassification, recapitalization, transfer, consolidation, merger, dissolution, liquidation or winding-up. Such notice shall be given at least 10 days and not more than 90 days prior to the date therein specified, and such notice shall state that the action in question or the record date is subject to (x) the effectiveness of a registration statement under the Securities Act of 1933 and applicable state securities laws, or (y) a favorable vote of stockholders, if either is required.

      Section 4.  No Stockholder Rights or Liabilities.

      (a) Except as set forth in paragraph 4(b), this Warrant shall not entitle the holder hereof to any voting rights or other rights as a stockholder of the Company. No provision hereof, in the absence of affirmative action by the holder hereof to purchase shares of Common Stock, and no mere enumeration herein of the rights or privileges of the holder hereof shall give rise to any liability of such holder for the Warrant Price or as a stockholder of the Company, whether such liability is asserted by the Company or by creditors of the Company.

      (b) At any time while this Warrant is outstanding, the Company shall, prior to making any distribution of its property or assets to the holders of its Common Stock as a dividend in liquidation or partial liquidation or by way of return of capital or any dividend payable out of funds legally available for dividends under the laws of the State of Delaware, give to the holder of this Warrant, not less than 20 days prior written notice of any such distribution. If such holder shall exercise this Warrant on or prior to the date of such distribution set forth in such notice, such holder shall be entitled to receive, upon such exercise: (i) the number of shares of Common Stock receivable pursuant to such exercise; and (ii) without payment of any additional consideration, a sum equal to the amount of such property or assets as would have been payable to the holder hereof as an owner of the shares described in clause (i) of this paragraph 4(b) had the holder hereof been the holder of record of such shares on the record date for such distribution; and an appropriate provision with respect to such payment to such holder as described in this paragraph 4(b) shall be made a part of any such distribution.

      Section 5. Lost, Stolen, Mutilated or Destroyed Warrant. If this Warrant is lost, stolen, mutilated or destroyed, the Company may, on such terms as to indemnity or otherwise as it may in its discretion reasonably impose (which shall, in the case of a mutilated Warrant, include the surrender thereof), issue a new Warrant of like denomination and tenor as the Warrant so lost, stolen, mutilated or destroyed. Any such new Warrant shall constitute an original contractual obligation of the Company, whether or not the allegedly lost, stolen, mutilated or destroyed Warrant shall be at any time enforceable by anyone.

      Section 6. Notices. Any notice to be given to either party under this Warrant Certificate shall be in writing and shall be deemed to have been given to the Company or the Holder hereof, as the case may be, when delivered in hand or when sent by first class mail, postage prepaid, addressed, if to the Company, at its principal office and, if to the Holder hereof, at its address as set forth in the Company's books and records or at such other address as the Holder hereof may have provided to the Company in writing.

      Section 7. Governing Law. This Warrant shall be governed by and construed in accordance with the laws of the State of Vermont, without giving effect to such jurisdiction's principles of conflict of laws.

      Section 8. Exclusive Jurisdiction. With respect to actions and proceedings to enforce the provisions of, arising from, or relating to this Warrant or the Warrant, the holder, by acceptance of this Warrant, consents to personal jurisdiction in the state or federal courts of the State of Vermont and irrevocably agrees that all such actions and proceedings shall be litigated exclusively in such courts. Further, each of the parties hereto waives any objection that it may have to the conduct of any action or proceeding in any such court based on improper venue or forum non conveniens. Each of the parties hereto waives personal service of any and all process upon it and agrees that valid service of process may be made by mail or courier service directed to it at the address set forth herein and that service so made shall be deemed to be completed upon the earlier of actual receipt or ten (10) days after the same shall have been posted.








                        [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

     IN WITNESS WHEREOF, the duly authorized agent of eNote.com Inc. has executed this Warrant as of the 12th day of October 2000.

                                          ENOTE.COM INC.


                                          By:___________________________
                                             Name:
                                             Title:


[Corporate Seal]
Attest:


-----------------------------------
Secretary

                       SUBSCRIPTION FORM TO BE EXECUTED
                         UPON EXERCISE OF THE WARRANT


                                                      Date:
                                                           ----------------

To: eNote.com Inc.

      The undersigned, pursuant to the provisions set forth in the within Warrant, hereby agrees to subscribe for and purchase [__________] shares of Common Stock covered by such Warrant, and herewith tenders $[____________] in full payment of the purchase price for such shares as provided in the within Warrant.



                              Name of Holder:

                              By:     __________________________________

                              Address __________________________________

                                      __________________________________

                                                                    Exhibit 4.36

THE SECURITY REPRESENTED HEREBY HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 AND MAY NOT BE SOLD, ASSIGNED OR TRANSFERRED WITHOUT AN EFFECTIVE REGISTRATION STATEMENT FOR SUCH SECURITY UNDER THE SECURITIES ACT OF 1933 UNLESS PAYOR HAS RECEIVED THE WRITTEN OPINION OF COUNSEL SATISFACTORY TO PAYOR TO THE EFFECT THAT SUCH SALE, ASSIGNMENT OR TRANSFER DOES NOT INVOLVE A TRANSACTION REQUIRING REGISTRATION OF SUCH SECURITY UNDER THE SECURITIES ACT OF 1933.


B-5                                                                     $150,000


                                  eNote.com Inc
                              185 Allen Brook Lane
                            Williston, Vermont 05495
                                October 26, 2000

                    8% Subordinated Secured Convertible Note
                              Due December 2, 2000

eNote.com Inc., a Delaware corporation, (the "Corporation"), for value received, promises to pay FRIEDLANDER CAPITAL MANAGEMENT CORP. (the "Holder"), the sum of ONE HUNDRED FIFTY THOUSAND DOLLARS $150,000 on December 2, 2000 (the "Maturity Date"), together with interest accrued thereon at the rate of eight percent (8%) per annum, computed from October 26, 2000 (the "Issue Date"). Payment of principal and interest shall be made in lawful money of the United States of America on the Maturity Date unless this Note is earlier converted as provided for herein. This Note, is part of a series of 8% Subordinated Secured Convertible Notes due December 2, 2000 being issued by the Corporation (each a "Note" and together the "Notes").

This Note is issued pursuant to a Subscription Agreement dated as of the Issue Date (the "Subscription Agreement") by and between the Corporation and the Holder. Payment of the Notes is secured by all tangible and intangible assets of the Corporation pursuant to a Security Agreement dated as of October 26, 2000, as may be amended from time to time.

1.    Conversion.

            (a) The holder of this Note may at time prior to the maturity hereof, convert the principal amount hereof and interest accrued thereon into shares of the Corporation's Common Stock. The conversion ratio shall be $1.00 of principal converted per share of Common Stock (the "Conversion Rate"). To convert this Note, the holder hereof must surrender the same at the office of the Corporation, together with a written instrument of transfer in a form satisfactory to the Corporation, properly completed and executed and with a written notice of conversion. All rights of the holder of this Note shall, to the extent of the principal and interest thereof converted, cease as of the date of such conversion.

            (b) In case the Corporation shall at any time subdivide its outstanding shares of Common Stock into a greater number of shares, the Conversion Rate in effect immediately prior to such subdivision shall be proportionately reduced, i.e., the holder shall be entitled to purchase after such subdivision, for the same consideration as applicable prior to such subdivision, the same percentage of outstanding Common Stock that such holder was entitled to purchase prior to such subdivision, and conversely, in case the outstanding shares of Common Stock of the Corporation shall be combined into a smaller number of shares, the Conversion Price in effect immediately prior to such combination shall be proportionately increased. In case the Corporation shall declare a dividend or make any other distribution upon any stock of the Corporation payable in Common Stock, options or convertible securities exercisable or convertible into shares of Common Stock, any Common Stock, options or convertible securities, as the case may be, issuable in payment of such dividend or distribution shall be deemed to have been issued in a subdivision of outstanding shares as provided in the foregoing sentence.

            (c) The Corporation will at all times reserve and keep available out of its authorized Common Stock or its treasury shares, solely for the purpose of issuance upon conversion of the Note as herein provided, such number of shares of Common Stock as shall then be issuable upon conversion of this Note. The Corporation covenants that all shares of Common Stock which shall be so issued shall be duly and validly issued and fully paid and nonassessable and free from all taxes, liens and charges with respect to the issue thereof, and, without limiting the generality of the foregoing, the Corporation covenants that it will from time to time take all such action as may be requisite to assure that the par value per share of the Common Stock is at all times equal to or less than the effective Conversion Rate. The Corporation will take all such action as may be necessary to assure that all such shares of Common Stock may be so issued without violation of any applicable law or regulation, or of any requirements of any national securities exchange upon which the Common Stock of the Corporation may be listed. The Corporation will not take any action which results in any adjustment of the Conversion Price if the total number of shares of Common Stock issued and issuable after such action upon conversion of this Note would exceed the total number of shares of Common Stock then authorized by the Corporation's Certificate of Incorporation. The Corporation has not granted and will not grant any right of first refusal with respect to shares issuable upon conversion of this Note, and there are no preemptive rights associated with such shares.

2. Fractional shares. In lieu of issuing any fraction of a share upon the conversion of this Note, the Corporation shall pay to the holder hereof for any fraction of a share otherwise issuable upon the conversion, cash equal to the same fraction of $1.00

3. Prepayment. This Note may be prepaid without penalty. In the case of each prepayment of less than all of the outstanding Notes, the principal amount to be prepaid shall be allocated among the respective Notes and the holders thereof so that the principal amount to be prepaid to each holder shall bear the same ratio to the aggregate principal amount then to be prepaid as the principal amount of Notes then held by such holder bears to the aggregate principal amount of Notes then outstanding. Five (5) business days prior to any prepayment hereunder the Corporation shall provide written notice to each Note holder indicating the date and amount of such prepayment. The Note holder shall have the right to convert the principal amount of any such prepayment prior to date of prepayment.

4.  Subordination.

            (a) The Corporation, for itself, its successors and assigns, covenants and agrees, and each holder of this Note by his acceptance thereof likewise covenants and agrees, that the payment of the principal of and interest on each and all of this Note shall be subordinate and subject, to the extent and in the manner hereinafter set forth, in right of payment to the prior payment in full of all Senior Indebtedness.

            (b) Upon any distribution of assets of the Corporation upon any dissolution, winding up, liquidation, or reorganization of the Corporation, whether in bankruptcy, insolvency, or receivership proceedings or upon an assignment for the benefit of creditors of any other dissolution, winding up, liquidation, or reorganization of the Corporation:

                  (i) All Senior Indebtedness shall first be paid in full, or provision made for such payment in full of the principal thereof, and premium, if any, and interest thereon, before any payment is made on account of the principal of, or interest on, the Notes;

                  (ii) Any payment or distribution of assets of the Corporation of any kind or character, whether in cash, property, or securities (other than stock of the Corporation as reorganized or readjusted or securities of the Corporation or any other corporation provided for by a plan of reorganization or readjustment the payment of which is subordinate, at least to the extent provided in this Section with respect to the Notes, to the payment of all Senior Indebtedness at the time outstanding and to any securities issued in respect thereof under any such plan of reorganization or readjustment), to which the holder of this Note would be entitled except for the provisions of this Section shall be paid by the liquidating trustee or agent or other person making such payment of distribution, whether a trustee in bankruptcy, receiver, or liquidating trustee or other trustee or agent, directly to the holders of Senior Indebtedness or their representative or representatives or the trustee or trustees under any indenture under which any instruments evidencing any of such Senior Indebtedness may have been issued, ratably according to the aggregate amounts remaining unpaid on account of the principal of, and premium, if any, and interest on, the Senior Indebtedness held or represented by each, to the extent necessary to make payment in full of all Senior Indebtedness remaining unpaid, after giving effect to any concurrent payment or distribution, or provision therefor, to the holders of such Senior Indebtedness; and

                  (iii) In the event that, notwithstanding the foregoing, any payment or distribution of assets of the Corporation of any kind or character, whether in cash, property, or securities (other than stock of the Corporation as reorganized or readjusted or securities of the Corporation or any other corporation provided for by a plan of reorganization or readjustment the payment of which is subordinate, at least to the extent provided in this Section with respect to the Note, to the payment of all Senior Indebtedness at the time outstanding and to any securities issued in respect thereof under any such plan of reorganization or readjustment), shall be received by the holder of this Note before all Senior Indebtedness is paid in full, or provision made for its payment, such payment or distribution shall be paid over to the holders of Senior Indebtedness remaining unpaid or unprovided for or their representative or representatives or to the trustee or trustees under any indenture under which any instruments evidencing any of such Senior Indebtedness may have been issued, as provided in the foregoing subparagraph (2), for application to the payment of such Senior Indebtedness until all such Senior Indebtedness shall have been paid in full after giving effect to any concurrent payment or distribution, or provision therefor, to the holders of such Senior Indebtedness.

            (c) Subject to the payment in full of all Senior Indebtedness, the holder of this Note shall be subrogated to the rights of the holders of Senior Indebtedness to receive payments or distributions of cash, property, or securities of the Corporation applicable to the Senior Indebtedness until the principal of and interest on this Note shall be paid in full, and no such payments or distributions in respect of this Note of cash, property, or securities distributable to the Senior Indebtedness under the provisions here shall, as between the Corporation, its creditors other than the holders of Senior Indebtedness, and the holder of this Notes, be deemed to be a payment by the Corporation to or on account of this Note. It is understood that the provisions of this Section are and are intended solely for the purpose of defining the relative rights of the holder of this Note, on the one hand, and the holders of the Senior Indebtedness on the other hand. Nothing contained in this Section is intended to or shall impair, as between the Corporation, its creditors other than the holders of Senior Indebtedness, and the holder of this Note, the absolute and unconditional obligation of the Corporation to pay the holder of this Note the principal of and interest on this Note as and when the same shall become due and payable in accordance with their terms, or is intended to or shall affect the relative rights of the holder of this Note and creditors of the Corporation other than the holders of the Senior Indebtedness; nor shall anything herein or therein prevent the holder of this Note from exercising all remedies otherwise permitted by applicable law upon default under this Note, subject to the rights, if any, under this Section of the holders of Senior Indebtedness in respect of cash, property or securities of the Corporation received upon the exercise of any such remedy.

            (d) Upon any distribution of assets of the Corporation referred to in this Section, the holder of this Note shall be entitled to rely upon a certificate of the liquidating trustee or agent or other person making any distribution to such holder for the purpose of ascertaining the persons entitled to participate in such distribution, the holders of the Senior Indebtedness and other indebtedness of the Corporation, the amount thereof or payable thereon, and all other facts pertinent thereto or to this Section.

            (e) If there shall have occurred a default in the payment of the principal of (or premium, if any) or interest on any Senior Indebtedness, then, unless and until such default shall have been cured or waived, no payment of principal or interest shall be made by the Corporation on this Note, and no holder of this Note shall be entitled to receive any such payment. Nothing contained in this Section shall, however (1) affect the obligation of Corporation to make or prevent the Corporation from making, at any time, except during the pendency of any dissolution, winding up, liquidation, or reorganization proceedings or except as provided in the first sentence of this subsection, payments of principal of or interest on this Note, or (2) prevent the application by any paying agent of any moneys deposited with it by the Corporation to the payment of or on account of the principal of, or interest on, this Note, if, at the time of such deposit, the paying agent did not have written notice of any event prohibiting the making of such payment or deposit by the Corporation; or (3) be construed as preventing the occurrence of any Event of Default hereunder.

            (f) No right of any present or future holder of any Senior Indebtedness of the Corporation to enforce subordination as herein provided shall at any time or in any way be prejudiced or impaired by any act or failure to act on the part of the Corporation or by any act or failure to act, in good faith, by any such holder, or by an noncompliance by the Corporation with the terms, provisions, and covenants of this Note, regardless of any knowledge thereof any such holder may have or be otherwise charged with.

            (g) Any renewal or extension of the time of payment of any Senior Indebtedness or the exercise by the holders of Senior Indebtedness of any of their rights under the Senior Indebtedness, including without limitation the waiver of default thereunder or the release of any security therefor, may be made or done all without notice to or assent from the holder of this Note. No compromise, alteration, amendment, modification, extension, renewal, or other change of, or waiver, consent, or other action in respect of, any liability or obligation under or respect of, or of any of the terms, covenants, or conditions or any indenture or other instrument under which any Senior Indebtedness is outstanding or of such Senior Indebtedness, and no release of property securing any Senior Indebtedness, whether or not such release is in accordance with the provisions of any applicable document, shall in any way alter or affect any of the provisions of this Section.

            (h) "Senior Indebtedness" for purposes of this Section shall mean all indebtedness (principal and interest) now existing or hereafter incurred of the Corporation for money borrowed from banks or other financial institutions:
(i) which is secured by the assets of the Corporation; and (ii) is not by its express terms subordinate and junior to or on parity with this Note.

5. Default. If any of the following events occur ("Event of Default"), the entire unpaid principal amount of, and accrued and unpaid interest on, this Note shall immediately be due and payable, and the Corporation shall pay all costs of collection including, but not limited to, reasonable attorneys' fees and expenses incurred by the owner(s) or its assigns on account of such collection, whether or not suit is brought:

            (a) The Corporation fails to pay the principal of this Note at its maturity;

            (b) The Corporation commences any voluntary proceeding under any bankruptcy, reorganization, arrangement, insolvency, readjustment of debt, receivership, dissolution, or liquidation law or statute, of any jurisdiction, whether now or subsequently in effect; or the Corporation is adjudicated as bankrupt by a court of competent jurisdiction; or the Corporation petitions or applies for, acquiesces in, or consents to, the appointment of any receiver or trustee of the Corporation or for all or substantially all of its property or assets; or the Corporation makes an assignment for the benefit of its creditors; or the Corporation admits in writing its inability to pay its debts as they mature; or

            (c) There is commenced against the Corporation any proceeding relating to the Corporation under any bankruptcy, reorganization, arrangement, insolvency, readjustment of debt, receivership, dissolution, or liquidation law or statute, of any jurisdiction, whether now or subsequently in effect, and the proceeding remains undismissed for a period of 60 days or the Corporation by any act indicates its consent to, approval of, or acquiescence in the proceeding; or a receiver or trustee is appointed for the Corporation or for all or substantially all of its property or assets, and the receivership or trusteeship remains undischarged for a period of 60 days; or a warrant of attachment, execution or similar process is issued against any substantial part of the property or assets of the Corporation, and the warrant or similar process is not dismissed or bonded within 60 days after the levy.

6. Registered owner. The Corporation shall treat the person or persons whose name or names appear on this Note as the absolute owner or owners hereof for the purpose of receiving payment of, or on account of, the principal and interest due on this Note and for all other purposes, unless and until written notice satisfactory to the Corporation is provided by the registered owner of assignment hereof.

7. Assignment. The Corporation may assign its rights hereunder to any person or entity. No assignment of rights or obligations shall be effective until delivery of written notice of such assignment is made by the assigning party to the other party hereto.

8. Release of shareholders, officers and directors. This Note is the obligation of the Corporation only, and no recourse shall be had for the payment of any principal or interest hereon against any shareholder, officer or director of the Corporation, either directly or through the Corporation, by virtue of any statute for the enforcement of any assessment or otherwise. The holder or holders of this Note, by the acceptance hereof, and as part of the consideration for this Note, release all claims and waive all liabilities against the foregoing persons in connection with this Note.

9. Amendments. With the consent of the holders of a majority of the principal amount of outstanding Notes, evidenced by a written instrument or instruments, Payor may amend the Notes by executing and delivering to the holders an amendment thereto for the purpose of adding any provisions to or changing in any manner or eliminating any of the provisions of the Notes or of modifying in any manner the rights of the holders; provided, however, that no such amendment shall, without the consent of the holder of each outstanding Note affected thereby:

            (a) Change the stated maturity of the principal of any Note, or reduce the principal amount thereof or the interest thereon, or the currency in which any Note or the interest thereon is payable, or impair the right to institute suit for the enforcement of any such payment on or after the stated maturity thereof (or, in the case of prepayment, or after the prepayment date);

            (b) Reduce the percentage in principal amount of the outstanding Notes, the consent of whose holders is required for any amendment, or the consent of whose holders is required for any waiver of compliance with the provisions hereof; or

            (c) Modify any of the provisions of this Section, except to increase any such percentage or to provide that other provisions of the Notes cannot be modified or waived without the consent of the holder affected thereby.

Upon the execution and delivery of any amendment in accordance with this Section, the Notes shall be modified in accordance therewith, and every holder of Notes theretofore or thereafter executed and delivered shall be bound thereby.

10. Governing Law. The Notes and all terms and conditions herein shall be governed by and construed and in accordance with the laws of the State of Vermont excluding the state's conflict of law provisions.

11. Exclusive Jurisdiction. With respect to actions and proceedings to enforce the provisions of, arising from, or relating to this Note, the holder, by acceptance of this Note, consents to personal jurisdiction in the state or federal courts of the State of Vermont and irrevocably agrees that all such actions and proceedings shall be litigated exclusively in such courts. Further, each of the parties hereto waives any objection that it may have to the conduct of any action or proceeding in any such court based on improper venue or forum non conveniens. Each of the parties hereto waives personal service of any and all process upon it and agrees that valid service of process may be made by mail or courier service directed to it at the address set forth herein and that service so made shall be deemed to be completed upon the earlier of actual receipt or ten (10) days after the same shall have been posted.

                     [REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

      IN WITNESS WHEREOF, the Corporation has signed this Note this 26th day of October 2000.

                                    eNote.com Inc.


                                By:___________________
                                   Name:
                                   Title:


REGISTERED OWNER:

Friedlander Capital Management Corp.


By:___________________________
   Name:
   Title:

                                                                    Exhibit 4.37

THIS WARRANT AND THE SHARES OF COMMON STOCK ISSUABLE UPON EXERCISE OF THIS WARRANT HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 (THE "ACT") OR ANY APPLICABLE STATE SECURITIES LAW, AND MAY NOT BE TRANSFERRED EXCEPT (i) PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT UNDER THE ACT OR (ii) UPON FIRST FURNISHING TO THE COMPANY AN OPINION OF COUNSEL SATISFACTORY TO THE COMPANY THAT SUCH TRANSFER IS NOT IN VIOLATION OF THE REGISTRATION REQUIREMENTS OF THE ACT OR ANY APPLICABLE STATE SECURITIES LAW.

                 To Subscribe for and Purchase Common Stock of
                                eNote.com Inc.

                          VOID AFTER OCTOBER 26, 2002

Warrant No. 5-A                                           As of October 26, 2000

      THIS CERTIFIES that, for value received, FRIEDLANDER CAPITAL MANGAGEMENT CORP., or its registered assigns, is entitled, subject to the terms of Section 1 hereof, to subscribe for and purchase from eNote.com Inc., a Delaware corporation (hereinafter called the "Company"), at the price of $1.00 per share (such price, as from time to time to be adjusted as hereinafter provided, being hereinafter called the "Warrant Price"), at any time on or prior to October 12, 2002 up to 3,000,000 fully paid, nonassessable shares of Common Stock, par value $.01 per share, of the Company ("Common Stock"), subject, however, to the provisions and upon the terms and conditions hereinafter set forth.

      Section 1. Exercise of Warrant. This Warrant may be exercised by the holder hereof, in whole or in part (but not as to a fractional share of Common Stock), by the completion of the subscription form attached hereto and by the surrender of this Warrant (properly endorsed) at the office of the Company in Williston, Vermont (or at such other agency or office of the Company in the United States as it may designate by notice in writing to the holder hereof at the address of the holder hereof appearing on the books of the Company), and by payment to the Company of the Warrant Price, in cash or by certified or official bank check, for each share being purchased. In the event of any exercise of the rights represented by this Warrant, a certificate or certificates for the shares of Common Stock so purchased, registered in the name of the holder hereof, shall be delivered to the holder hereof within a reasonable time, not exceeding fifteen (15) business days, after the rights represented by this Warrant shall have been so exercised; and, unless this Warrant has expired or been exercised in full, a new Warrant representing the number of shares (except a remaining fractional share), if any, with respect to which this Warrant shall not then have been exercised shall also be issued to the holder hereof within such time. With respect to any such exercise, the holder hereof shall for all purposes be deemed to have become the holder of record of the number of shares of Common Stock evidenced by such certificate or certificates from the date on which this Warrant was surrendered and payment of the Warrant Price was made irrespective of the date of delivery of such certificate, except that, if the date of such surrender and payment is a date on which the stock transfer books of the Company are closed, such person shall be deemed to have become the holder of such shares at the close of business on the next succeeding date on which the stock transfer books are open. No fractional shares shall be issued upon exercise of this Warrant. If any fractional interest in a share of Common Stock would, except for the provisions of this Section 1, be delivered upon any such exercise, the Company, in lieu of delivering the fractional share thereof, shall pay to the holder hereof an amount in cash equal to the current market price of such fractional interest as determined in good faith by the Board of Directors of the Company.

      Section 2.  Adjustment of Number of Shares.

      (a) Reclassification, Consolidation or Merger. In the event of any reclassification or change of outstanding securities of the Common Stock, or in the event of any consolidation or merger of the Company with or into another corporation or entity, other than a consolidation or merger with another corporation or entity in which the Company is the continuing corporation and which does not result in any reclassification, conversion or change of outstanding Common Stock, or in the event of any sale of all or substantially all of the assets of the Company, the Company, or such successor or purchasing corporation or entity, as the case may be, shall execute a new warrant certificate (the "New Warrant Certificate"), providing that the Holder of this Warrant shall have the right to exercise such new warrants and procure upon such exercise, in lieu of each share of Common Stock issuable upon exercise of the Warrants, the kind and amount of shares of stock, other securities, money and property receivable upon such reclassification, conversion, change, consolidation or merger by a holder of one share of Common Stock.

      (b) Subdivisions, Combinations and Stock Dividends. If at any time while this Warrant is outstanding and unexpired the Company shall subdivide or combine its Common Stock, or shall pay a dividend with respect to Common Stock payable in, or make any other distribution with respect to its Common Stock consisting of, shares of Common Stock, then the number of Warrant Shares for which this Warrant is exercisable shall be adjusted, from and after the date of determination of stockholders entitled to receive such dividend or distribution, to that number determined by multiplying the number of Warrant Shares for which this Warrant is exercisable immediately prior to such date of determination by a fraction (i) the numerator of which shall be the total number of shares of Common Stock outstanding immediately after such dividend or distribution and
(ii) the denominator of which shall be the total number of shares of Common Stock outstanding immediately prior to such dividend or distribution.

      (c) Notice of Adjustment. Upon any adjustment of the Warrant Price, then and in each such case the Company shall give written notice thereof, by first class mail, postage prepaid, addressed to the Warrant holder at the address of such holder as shown on the books of the Company, which notice shall state the Warrant Price resulting from such adjustment, setting forth in reasonable detail the method of calculation and the facts upon which such calculation is based.

      (d) Stock to Be Reserved. The Company will at all times reserve and keep available out of its authorized Common Stock or its treasury shares, solely for the purpose of issuance upon the exercise of this Warrant as herein provided, such number of shares of Common Stock as shall then be issuable upon the exercise of this Warrant provided, however, that the Company has an insufficient number of shares of authorized Common Stock available to reserve the requisite number of shares issuable upon exercise of this warrant, the Company will reserve an amount equal to the remaining number of authorized shares, allocated pro-rata among Warrants 3-A and 4-A. In such case, the Company will use its best efforts to seek shareholder approval to increase the Company's authorized Common Stock and reserve the additional shares necessary for issuance upon exercise of this Warrant.

      (e) Definition of Common Stock. As used herein the term "Common Stock" shall mean and include the 25,000,000 shares of Common Stock, par value $.01 per share, as authorized on the date of this and any additional Common Stock, par value $.01 hereinafter authorized.

      Section 3.  Notices of Record Dates.

In the event of:

      (a) any taking by the Company of a record of the holders of any class of securities for the purpose of determining the holders thereof who are entitled to receive any dividend or other distribution (other than cash dividends out of earned surplus), or any right to subscribe for, purchase or otherwise acquire any shares of stock of any class or any other securities or property, or to receive any right to sell shares of stock of any class or any other right; or

      (b) any capital reorganization of the Company, any reclassification or recapitalization of the capital stock of the Company or any transfer of all or substantially all the assets of the Company to or consolidation or merger of the Company with or into any other corporation or entity; or

      (c) any voluntary or involuntary dissolution, liquidation or winding-up of the Company,

then and in each such event the Company will give notice to the holder of this Warrant specifying: (i) the date on which any such record is to be taken for the purpose of such dividend, distribution or right and stating the amount and character of such dividend, distribution or right; and (ii) the date on which any such reorganization, reclassification, recapitalization, transfer, consolidation, merger, dissolution, liquidation or winding-up is to take place, and the time, if any is to be fixed, as of which the holders of record of Common Stock will be entitled to exchange their shares of Common Stock for securities or other property deliverable upon such reorganization, reclassification, recapitalization, transfer, consolidation, merger, dissolution, liquidation or winding-up. Such notice shall be given at least 10 days and not more than 90 days prior to the date therein specified, and such notice shall state that the action in question or the record date is subject to (x) the effectiveness of a registration statement under the Securities Act of 1933 and applicable state securities laws, or (y) a favorable vote of stockholders, if either is required.

      Section 4.  No Stockholder Rights or Liabilities.

      (a) Except as set forth in paragraph 4(b), this Warrant shall not entitle the holder hereof to any voting rights or other rights as a stockholder of the Company. No provision hereof, in the absence of affirmative action by the holder hereof to purchase shares of Common Stock, and no mere enumeration herein of the rights or privileges of the holder hereof shall give rise to any liability of such holder for the Warrant Price or as a stockholder of the Company, whether such liability is asserted by the Company or by creditors of the Company.

      (b) At any time while this Warrant is outstanding, the Company shall, prior to making any distribution of its property or assets to the holders of its Common Stock as a dividend in liquidation or partial liquidation or by way of return of capital or any dividend payable out of funds legally available for dividends under the laws of the State of Delaware, give to the holder of this Warrant, not less than 20 days prior written notice of any such distribution. If such holder shall exercise this Warrant on or prior to the date of such distribution set forth in such notice, such holder shall be entitled to receive, upon such exercise: (i) the number of shares of Common Stock receivable pursuant to such exercise; and (ii) without payment of any additional consideration, a sum equal to the amount of such property or assets as would have been payable to the holder hereof as an owner of the shares described in clause (i) of this paragraph 4(b) had the holder hereof been the holder of record of such shares on the record date for such distribution; and an appropriate provision with respect to such payment to such holder as described in this paragraph 4(b) shall be made a part of any such distribution.

      Section 5. Lost, Stolen, Mutilated or Destroyed Warrant. If this Warrant is lost, stolen, mutilated or destroyed, the Company may, on such terms as to indemnity or otherwise as it may in its discretion reasonably impose (which shall, in the case of a mutilated Warrant, include the surrender thereof), issue a new Warrant of like denomination and tenor as the Warrant so lost, stolen, mutilated or destroyed. Any such new Warrant shall constitute an original contractual obligation of the Company, whether or not the allegedly lost, stolen, mutilated or destroyed Warrant shall be at any time enforceable by anyone.

      Section 6. Notices. Any notice to be given to either party under this Warrant Certificate shall be in writing and shall be deemed to have been given to the Company or the Holder hereof, as the case may be, when delivered in hand or when sent by first class mail, postage prepaid, addressed, if to the Company, at its principal office and, if to the Holder hereof, at its address as set forth in the Company's books and records or at such other address as the Holder hereof may have provided to the Company in writing.

      Section 7. Governing Law. This Warrant shall be governed by and construed in accordance with the laws of the State of Vermont, without giving effect to such jurisdiction's principles of conflict of laws.

      Section 8. Exclusive Jurisdiction. With respect to actions and proceedings to enforce the provisions of, arising from, or relating to this Warrant or the Warrant, the holder, by acceptance of this Warrant, consents to personal jurisdiction in the state or federal courts of the State of Vermont and irrevocably agrees that all such actions and proceedings shall be litigated exclusively in such courts. Further, each of the parties hereto waives any objection that it may have to the conduct of any action or proceeding in any such court based on improper venue or forum non conveniens. Each of the parties hereto waives personal service of any and all process upon it and agrees that valid service of process may be made by mail or courier service directed to it at the address set forth herein and that service so made shall be deemed to be completed upon the earlier of actual receipt or ten (10) days after the same shall have been posted.








                        [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

     IN WITNESS WHEREOF, the duly authorized agent of eNote.com Inc. has executed this Warrant as of the 26th day of October 2000.

                                          ENOTE.COM INC.


                                          By:_____________________________
                                             Name:
                                             Title:


[Corporate Seal]
Attest:


-----------------------------------
Secretary

                       SUBSCRIPTION FORM TO BE EXECUTED
                         UPON EXERCISE OF THE WARRANT


                                                      Date:
                                                           ----------------

To: eNote.com Inc.

      The undersigned, pursuant to the provisions set forth in the within Warrant, hereby agrees to subscribe for and purchase [__________] shares of Common Stock covered by such Warrant, and herewith tenders $[____________] in full payment of the purchase price for such shares as provided in the within Warrant.



                              Name of Holder:

                              By:     ___________________________________

                              Address ___________________________________

                                      ___________________________________

                                                                    Exhibit 4.38

THE SECURITY REPRESENTED HEREBY HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 AND MAY NOT BE SOLD, ASSIGNED OR TRANSFERRED WITHOUT AN EFFECTIVE REGISTRATION STATEMENT FOR SUCH SECURITY UNDER THE SECURITIES ACT OF 1933 UNLESS PAYOR HAS RECEIVED THE WRITTEN OPINION OF COUNSEL SATISFACTORY TO PAYOR TO THE EFFECT THAT SUCH SALE, ASSIGNMENT OR TRANSFER DOES NOT INVOLVE A TRANSACTION REQUIRING REGISTRATION OF SUCH SECURITY UNDER THE SECURITIES ACT OF 1933.


B-6                                                                     $100,000


                                  eNote.com Inc
                              185 Allen Brook Lane
                            Williston, Vermont 05495
                                November 9, 2000

                    8% Subordinated Secured Convertible Note
                              Due December 2, 2000

eNote.com Inc., a Delaware corporation, (the "Corporation"), for value received, promises to pay FRIEDLANDER CAPITAL MANAGEMENT CORP. (the "Holder"), the sum of ONE HUNDRED THOUSAND DOLLARS $100,000 on December 2, 2000 (the "Maturity Date"), together with interest accrued thereon at the rate of eight percent (8%) per annum, computed from November 9, 2000 (the "Issue Date"). Payment of principal and interest shall be made in lawful money of the United States of America on the Maturity Date unless this Note is earlier converted as provided for herein. This Note, is part of a series of 8% Subordinated Secured Convertible Notes due December 2, 2000 being issued by the Corporation (each a "Note" and together the "Notes").

This Note is issued pursuant to a Subscription Agreement dated as of the Issue Date (the "Subscription Agreement") by and between the Corporation and the Holder. Payment of the Notes is secured by all tangible and intangible assets of the Corporation pursuant to a Security Agreement dated as of October 26, 2000, as may be amended from time to time.

1.    Conversion.

            (a) The holder of this Note may at time prior to the maturity hereof, convert the principal amount hereof and interest accrued thereon into shares of the Corporation's Common Stock. The conversion ratio shall be $1.00 of principal converted per share of Common Stock (the "Conversion Rate"). To convert this Note, the holder hereof must surrender the same at the office of the Corporation, together with a written instrument of transfer in a form satisfactory to the Corporation, properly completed and executed and with a written notice of conversion. All rights of the holder of this Note shall, to the extent of the principal and interest thereof converted, cease as of the date of such conversion.

            (b) In case the Corporation shall at any time subdivide its outstanding shares of Common Stock into a greater number of shares, the Conversion Rate in effect immediately prior to such subdivision shall be proportionately reduced, i.e., the holder shall be entitled to purchase after such subdivision, for the same consideration as applicable prior to such subdivision, the same percentage of outstanding Common Stock that such holder was entitled to purchase prior to such subdivision, and conversely, in case the outstanding shares of Common Stock of the Corporation shall be combined into a smaller number of shares, the Conversion Price in effect immediately prior to such combination shall be proportionately increased. In case the Corporation shall declare a dividend or make any other distribution upon any stock of the Corporation payable in Common Stock, options or convertible securities exercisable or convertible into shares of Common Stock, any Common Stock, options or convertible securities, as the case may be, issuable in payment of such dividend or distribution shall be deemed to have been issued in a subdivision of outstanding shares as provided in the foregoing sentence.

            (c) The Corporation will at all times reserve and keep available out of its authorized Common Stock or its treasury shares, solely for the purpose of issuance upon conversion of the Note as herein provided, such number of shares of Common Stock as shall then be issuable upon conversion of this Note. The Corporation covenants that all shares of Common Stock which shall be so issued shall be duly and validly issued and fully paid and nonassessable and free from all taxes, liens and charges with respect to the issue thereof, and, without limiting the generality of the foregoing, the Corporation covenants that it will from time to time take all such action as may be requisite to assure that the par value per share of the Common Stock is at all times equal to or less than the effective Conversion Rate. The Corporation will take all such action as may be necessary to assure that all such shares of Common Stock may be so issued without violation of any applicable law or regulation, or of any requirements of any national securities exchange upon which the Common Stock of the Corporation may be listed. The Corporation will not take any action which results in any adjustment of the Conversion Price if the total number of shares of Common Stock issued and issuable after such action upon conversion of this Note would exceed the total number of shares of Common Stock then authorized by the Corporation's Certificate of Incorporation. The Corporation has not granted and will not grant any right of first refusal with respect to shares issuable upon conversion of this Note, and there are no preemptive rights associated with such shares.

2. Fractional shares. In lieu of issuing any fraction of a share upon the conversion of this Note, the Corporation shall pay to the holder hereof for any fraction of a share otherwise issuable upon the conversion, cash equal to the same fraction of $1.00.

3. Prepayment. This Note may be prepaid without penalty. In the case of each prepayment of less than all of the outstanding Notes, the principal amount to be prepaid shall be allocated among the respective Notes and the holders thereof so that the principal amount to be prepaid to each holder shall bear the same ratio to the aggregate principal amount then to be prepaid as the principal amount of Notes then held by such holder bears to the aggregate principal amount of Notes then outstanding. Five (5) business days prior to any prepayment hereunder the Corporation shall provide written notice to each Note holder indicating the date and amount of such prepayment. The Note holder shall have the right to convert the principal amount of any such prepayment prior to date of prepayment.

4.    Subordination.

            (a) The Corporation, for itself, its successors and assigns, covenants and agrees, and each holder of this Note by his acceptance thereof likewise covenants and agrees, that the payment of the principal of and interest on each and all of this Note shall be subordinate and subject, to the extent and in the manner hereinafter set forth, in right of payment to the prior payment in full of all Senior Indebtedness.

            (b) Upon any distribution of assets of the Corporation upon any dissolution, winding up, liquidation, or reorganization of the Corporation, whether in bankruptcy, insolvency, or receivership proceedings or upon an assignment for the benefit of creditors of any other dissolution, winding up, liquidation, or reorganization of the Corporation:

                  (i) All Senior Indebtedness shall first be paid in full, or provision made for such payment in full of the principal thereof, and premium, if any, and interest thereon, before any payment is made on account of the principal of, or interest on, the Notes;

                  (ii) Any payment or distribution of assets of the Corporation of any kind or character, whether in cash, property, or securities (other than stock of the Corporation as reorganized or readjusted or securities of the Corporation or any other corporation provided for by a plan of reorganization or readjustment the payment of which is subordinate, at least to the extent provided in this Section with respect to the Notes, to the payment of all Senior Indebtedness at the time outstanding and to any securities issued in respect thereof under any such plan of reorganization or readjustment), to which the holder of this Note would be entitled except for the provisions of this Section shall be paid by the liquidating trustee or agent or other person making such payment of distribution, whether a trustee in bankruptcy, receiver, or liquidating trustee or other trustee or agent, directly to the holders of Senior Indebtedness or their representative or representatives or the trustee or trustees under any indenture under which any instruments evidencing any of such Senior Indebtedness may have been issued, ratably according to the aggregate amounts remaining unpaid on account of the principal of, and premium, if any, and interest on, the Senior Indebtedness held or represented by each, to the extent necessary to make payment in full of all Senior Indebtedness remaining unpaid, after giving effect to any concurrent payment or distribution, or provision therefor, to the holders of such Senior Indebtedness; and

                  (iii) In the event that, notwithstanding the foregoing, any payment or distribution of assets of the Corporation of any kind or character, whether in cash, property, or securities (other than stock of the Corporation as reorganized or readjusted or securities of the Corporation or any other corporation provided for by a plan of reorganization or readjustment the payment of which is subordinate, at least to the extent provided in this Section with respect to the Note, to the payment of all Senior Indebtedness at the time outstanding and to any securities issued in respect thereof under any such plan of reorganization or readjustment), shall be received by the holder of this Note before all Senior Indebtedness is paid in full, or provision made for its payment, such payment or distribution shall be paid over to the holders of Senior Indebtedness remaining unpaid or unprovided for or their representative or representatives or to the trustee or trustees under any indenture under which any instruments evidencing any of such Senior Indebtedness may have been issued, as provided in the foregoing subparagraph (2), for application to the payment of such Senior Indebtedness until all such Senior Indebtedness shall have been paid in full after giving effect to any concurrent payment or distribution, or provision therefor, to the holders of such Senior Indebtedness.

            (c) Subject to the payment in full of all Senior Indebtedness, the holder of this Note shall be subrogated to the rights of the holders of Senior Indebtedness to receive payments or distributions of cash, property, or securities of the Corporation applicable to the Senior Indebtedness until the principal of and interest on this Note shall be paid in full, and no such payments or distributions in respect of this Note of cash, property, or securities distributable to the Senior Indebtedness under the provisions here shall, as between the Corporation, its creditors other than the holders of Senior Indebtedness, and the holder of this Notes, be deemed to be a payment by the Corporation to or on account of this Note. It is understood that the provisions of this Section are and are intended solely for the purpose of defining the relative rights of the holder of this Note, on the one hand, and the holders of the Senior Indebtedness on the other hand. Nothing contained in this Section is intended to or shall impair, as between the Corporation, its creditors other than the holders of Senior Indebtedness, and the holder of this Note, the absolute and unconditional obligation of the Corporation to pay the holder of this Note the principal of and interest on this Note as and when the same shall become due and payable in accordance with their terms, or is intended to or shall affect the relative rights of the holder of this Note and creditors of the Corporation other than the holders of the Senior Indebtedness; nor shall anything herein or therein prevent the holder of this Note from exercising all remedies otherwise permitted by applicable law upon default under this Note, subject to the rights, if any, under this Section of the holders of Senior Indebtedness in respect of cash, property or securities of the Corporation received upon the exercise of any such remedy.

            (d) Upon any distribution of assets of the Corporation referred to in this Section, the holder of this Note shall be entitled to rely upon a certificate of the liquidating trustee or agent or other person making any distribution to such holder for the purpose of ascertaining the persons entitled to participate in such distribution, the holders of the Senior Indebtedness and other indebtedness of the Corporation, the amount thereof or payable thereon, and all other facts pertinent thereto or to this Section.

            (e) If there shall have occurred a default in the payment of the principal of (or premium, if any) or interest on any Senior Indebtedness, then, unless and until such default shall have been cured or waived, no payment of principal or interest shall be made by the Corporation on this Note, and no holder of this Note shall be entitled to receive any such payment. Nothing contained in this Section shall, however (1) affect the obligation of Corporation to make or prevent the Corporation from making, at any time, except during the pendency of any dissolution, winding up, liquidation, or reorganization proceedings or except as provided in the first sentence of this subsection, payments of principal of or interest on this Note, or (2) prevent the application by any paying agent of any moneys deposited with it by the Corporation to the payment of or on account of the principal of, or interest on, this Note, if, at the time of such deposit, the paying agent did not have written notice of any event prohibiting the making of such payment or deposit by the Corporation; or (3) be construed as preventing the occurrence of any Event of Default hereunder.

            (f) No right of any present or future holder of any Senior Indebtedness of the Corporation to enforce subordination as herein provided shall at any time or in any way be prejudiced or impaired by any act or failure to act on the part of the Corporation or by any act or failure to act, in good faith, by any such holder, or by an noncompliance by the Corporation with the terms, provisions, and covenants of this Note, regardless of any knowledge thereof any such holder may have or be otherwise charged with.

            (g) Any renewal or extension of the time of payment of any Senior Indebtedness or the exercise by the holders of Senior Indebtedness of any of their rights under the Senior Indebtedness, including without limitation the waiver of default thereunder or the release of any security therefor, may be made or done all without notice to or assent from the holder of this Note. No compromise, alteration, amendment, modification, extension, renewal, or other change of, or waiver, consent, or other action in respect of, any liability or obligation under or respect of, or of any of the terms, covenants, or conditions or any indenture or other instrument under which any Senior Indebtedness is outstanding or of such Senior Indebtedness, and no release of property securing any Senior Indebtedness, whether or not such release is in accordance with the provisions of any applicable document, shall in any way alter or affect any of the provisions of this Section.

            (h) "Senior Indebtedness" for purposes of this Section shall mean all indebtedness (principal and interest) now existing or hereafter incurred of the Corporation for money borrowed from banks or other financial institutions:
(i) which is secured by the assets of the Corporation; and (ii) is not by its express terms subordinate and junior to or on parity with this Note.

5. Default. If any of the following events occur ("Event of Default"), the entire unpaid principal amount of, and accrued and unpaid interest on, this Note shall immediately be due and payable, and the Corporation shall pay all costs of collection including, but not limited to, reasonable attorneys' fees and expenses incurred by the owner(s) or its assigns on account of such collection, whether or not suit is brought:

            (a) The Corporation fails to pay the principal of this Note at its maturity;

            (b) The Corporation commences any voluntary proceeding under any bankruptcy, reorganization, arrangement, insolvency, readjustment of debt, receivership, dissolution, or liquidation law or statute, of any jurisdiction, whether now or subsequently in effect; or the Corporation is adjudicated as bankrupt by a court of competent jurisdiction; or the Corporation petitions or applies for, acquiesces in, or consents to, the appointment of any receiver or trustee of the Corporation or for all or substantially all of its property or assets; or the Corporation makes an assignment for the benefit of its creditors; or the Corporation admits in writing its inability to pay its debts as they mature; or

            (c) There is commenced against the Corporation any proceeding relating to the Corporation under any bankruptcy, reorganization, arrangement, insolvency, readjustment of debt, receivership, dissolution, or liquidation law or statute, of any jurisdiction, whether now or subsequently in effect, and the proceeding remains undismissed for a period of 60 days or the Corporation by any act indicates its consent to, approval of, or acquiescence in the proceeding; or a receiver or trustee is appointed for the Corporation or for all or substantially all of its property or assets, and the receivership or trusteeship remains undischarged for a period of 60 days; or a warrant of attachment, execution or similar process is issued against any substantial part of the property or assets of the Corporation, and the warrant or similar process is not dismissed or bonded within 60 days after the levy.

6. Registered owner. The Corporation shall treat the person or persons whose name or names appear on this Note as the absolute owner or owners hereof for the purpose of receiving payment of, or on account of, the principal and interest due on this Note and for all other purposes, unless and until written notice satisfactory to the Corporation is provided by the registered owner of assignment hereof.

7. Assignment. The Corporation may assign its rights hereunder to any person or entity. No assignment of rights or obligations shall be effective until delivery of written notice of such assignment is made by the assigning party to the other party hereto.

8. Release of shareholders, officers and directors. This Note is the obligation of the Corporation only, and no recourse shall be had for the payment of any principal or interest hereon against any shareholder, officer or director of the Corporation, either directly or through the Corporation, by virtue of any statute for the enforcement of any assessment or otherwise. The holder or holders of this Note, by the acceptance hereof, and as part of the consideration for this Note, release all claims and waive all liabilities against the foregoing persons in connection with this Note.

9. Amendments. With the consent of the holders of a majority of the principal amount of outstanding Notes, evidenced by a written instrument or instruments, Payor may amend the Notes by executing and delivering to the holders an amendment thereto for the purpose of adding any provisions to or changing in any manner or eliminating any of the provisions of the Notes or of modifying in any manner the rights of the holders; provided, however, that no such amendment shall, without the consent of the holder of each outstanding Note affected thereby:

            (a) Change the stated maturity of the principal of any Note, or reduce the principal amount thereof or the interest thereon, or the currency in which any Note or the interest thereon is payable, or impair the right to institute suit for the enforcement of any such payment on or after the stated maturity thereof (or, in the case of prepayment, or after the prepayment date);

            (b) Reduce the percentage in principal amount of the outstanding Notes, the consent of whose holders is required for any amendment, or the consent of whose holders is required for any waiver of compliance with the provisions hereof; or

            (c) Modify any of the provisions of this Section, except to increase any such percentage or to provide that other provisions of the Notes cannot be modified or waived without the consent of the holder affected thereby.

Upon the execution and delivery of any amendment in accordance with this Section, the Notes shall be modified in accordance therewith, and every holder of Notes theretofore or thereafter executed and delivered shall be bound thereby.

10. Governing Law. The Notes and all terms and conditions herein shall be governed by and construed and in accordance with the laws of the State of Vermont excluding the state's conflict of law provisions.

11. Exclusive Jurisdiction. With respect to actions and proceedings to enforce the provisions of, arising from, or relating to this Note, the holder, by acceptance of this Note, consents to personal jurisdiction in the state or federal courts of the State of Vermont and irrevocably agrees that all such actions and proceedings shall be litigated exclusively in such courts. Further, each of the parties hereto waives any objection that it may have to the conduct of any action or proceeding in any such court based on improper venue or forum non conveniens. Each of the parties hereto waives personal service of any and all process upon it and agrees that valid service of process may be made by mail or courier service directed to it at the address set forth herein and that service so made shall be deemed to be completed upon the earlier of actual receipt or ten (10) days after the same shall have been posted.


                     [REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

      IN WITNESS WHEREOF, the Corporation has signed this Note this 9th day of November 2000.

                                    eNote.com Inc.


                              By:___________________
                                 Name:
                                 Title:

REGISTERED OWNER:

Friedlander Capital Management Corp.


By:___________________________
   Name:
   Title:

                                                                    Exhibit 4.39

THIS WARRANT AND THE SHARES OF COMMON STOCK ISSUABLE UPON EXERCISE OF THIS WARRANT HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 (THE "ACT") OR ANY APPLICABLE STATE SECURITIES LAW, AND MAY NOT BE TRANSFERRED EXCEPT (i) PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT UNDER THE ACT OR (ii) UPON FIRST FURNISHING TO THE COMPANY AN OPINION OF COUNSEL SATISFACTORY TO THE COMPANY THAT SUCH TRANSFER IS NOT IN VIOLATION OF THE REGISTRATION REQUIREMENTS OF THE ACT OR ANY APPLICABLE STATE SECURITIES LAW.

                 To Subscribe for and Purchase Common Stock of
                                eNote.com Inc.

                          VOID AFTER NOVEMBER 9, 2002

Warrant No. 6-A                                           As of November 9, 2000

      THIS CERTIFIES that, for value received, FRIEDLANDER CAPITAL MANGAGEMENT CORP., or its registered assigns, is entitled, subject to the terms of Section 1 hereof, to subscribe for and purchase from eNote.com Inc., a Delaware corporation (hereinafter called the "Company"), at the price of $0.75 per share (such price, as from time to time to be adjusted as hereinafter provided, being hereinafter called the "Warrant Price"), at any time on or prior to November 9, 2002 up to 2,666,667 fully paid, nonassessable shares of Common Stock, par value $.01 per share, of the Company ("Common Stock"), subject, however, to the provisions and upon the terms and conditions hereinafter set forth.

      Section 1. Exercise of Warrant. This Warrant may be exercised by the holder hereof, in whole or in part (but not as to a fractional share of Common Stock), by the completion of the subscription form attached hereto and by the surrender of this Warrant (properly endorsed) at the office of the Company in Williston, Vermont (or at such other agency or office of the Company in the United States as it may designate by notice in writing to the holder hereof at the address of the holder hereof appearing on the books of the Company), and by payment to the Company of the Warrant Price, in cash or by certified or official bank check, for each share being purchased. In the event of any exercise of the rights represented by this Warrant, a certificate or certificates for the shares of Common Stock so purchased, registered in the name of the holder hereof, shall be delivered to the holder hereof within a reasonable time, not exceeding fifteen (15) business days, after the rights represented by this Warrant shall have been so exercised; and, unless this Warrant has expired or been exercised in full, a new Warrant representing the number of shares (except a remaining fractional share), if any, with respect to which this Warrant shall not then have been exercised shall also be issued to the holder hereof within such time. With respect to any such exercise, the holder hereof shall for all purposes be deemed to have become the holder of record of the number of shares of Common Stock evidenced by such certificate or certificates from the date on which this Warrant was surrendered and payment of the Warrant Price was made irrespective of the date of delivery of such certificate, except that, if the date of such surrender and payment is a date on which the stock transfer books of the Company are closed, such person shall be deemed to have become the holder of such shares at the close of business on the next succeeding date on which the stock transfer books are open. No fractional shares shall be issued upon exercise of this Warrant. If any fractional interest in a share of Common Stock would, except for the provisions of this Section 1, be delivered upon any such exercise, the Company, in lieu of delivering the fractional share thereof, shall pay to the holder hereof an amount in cash equal to the current market price of such fractional interest as determined in good faith by the Board of Directors of the Company.

      Section 2.  Adjustment of Number of Shares.

      (a) Reclassification, Consolidation or Merger. In the event of any reclassification or change of outstanding securities of the Common Stock, or in the event of any consolidation or merger of the Company with or into another corporation or entity, other than a consolidation or merger with another corporation or entity in which the Company is the continuing corporation and which does not result in any reclassification, conversion or change of outstanding Common Stock, or in the event of any sale of all or substantially all of the assets of the Company, the Company, or such successor or purchasing corporation or entity, as the case may be, shall execute a new warrant certificate (the "New Warrant Certificate"), providing that the Holder of this Warrant shall have the right to exercise such new warrants and procure upon such exercise, in lieu of each share of Common Stock issuable upon exercise of the Warrants, the kind and amount of shares of stock, other securities, money and property receivable upon such reclassification, conversion, change, consolidation or merger by a holder of one share of Common Stock.

      (b) Subdivisions, Combinations and Stock Dividends. If at any time while this Warrant is outstanding and unexpired the Company shall subdivide or combine its Common Stock, or shall pay a dividend with respect to Common Stock payable in, or make any other distribution with respect to its Common Stock consisting of, shares of Common Stock, then the number of Warrant Shares for which this Warrant is exercisable shall be adjusted, from and after the date of determination of stockholders entitled to receive such dividend or distribution, to that number determined by multiplying the number of Warrant Shares for which this Warrant is exercisable immediately prior to such date of determination by a fraction (i) the numerator of which shall be the total number of shares of Common Stock outstanding immediately after such dividend or distribution and
(ii) the denominator of which shall be the total number of shares of Common Stock outstanding immediately prior to such dividend or distribution.

      (c) Notice of Adjustment. Upon any adjustment of the Warrant Price, then and in each such case the Company shall give written notice thereof, by first class mail, postage prepaid, addressed to the Warrant holder at the address of such holder as shown on the books of the Company, which notice shall state the Warrant Price resulting from such adjustment, setting forth in reasonable detail the method of calculation and the facts upon which such calculation is based.

      (d) Stock to Be Reserved. The Company will at all times reserve and keep available out of its authorized Common Stock or its treasury shares, solely for the purpose of issuance upon the exercise of this Warrant as herein provided, such number of shares of Common Stock as shall then be issuable upon the exercise of this Warrant provided, however, that the Company has an insufficient number of shares of authorized Common Stock available to reserve the requisite number of shares issuable upon exercise of this warrant, the Company will reserve an amount equal to the remaining number of authorized shares, allocated pro-rata among Warrants 3-A and 4-A. In such case, the Company will use its best efforts to seek shareholder approval to increase the Company's authorized Common Stock and reserve the additional shares necessary for issuance upon exercise of this Warrant.

      (e) Definition of Common Stock. As used herein the term "Common Stock" shall mean and include the 25,000,000 shares of Common Stock, par value $.01 per share, as authorized on the date of this and any additional Common Stock, par value $.01 hereinafter authorized.

      Section 3.  Notices of Record Dates.

In the event of:

      (a) any taking by the Company of a record of the holders of any class of securities for the purpose of determining the holders thereof who are entitled to receive any dividend or other distribution (other than cash dividends out of earned surplus), or any right to subscribe for, purchase or otherwise acquire any shares of stock of any class or any other securities or property, or to receive any right to sell shares of stock of any class or any other right; or

      (b) any capital reorganization of the Company, any reclassification or recapitalization of the capital stock of the Company or any transfer of all or substantially all the assets of the Company to or consolidation or merger of the Company with or into any other corporation or entity; or

      (c) any voluntary or involuntary dissolution, liquidation or winding-up of the Company,

then and in each such event the Company will give notice to the holder of this Warrant specifying: (i) the date on which any such record is to be taken for the purpose of such dividend, distribution or right and stating the amount and character of such dividend, distribution or right; and (ii) the date on which any such reorganization, reclassification, recapitalization, transfer, consolidation, merger, dissolution, liquidation or winding-up is to take place, and the time, if any is to be fixed, as of which the holders of record of Common Stock will be entitled to exchange their shares of Common Stock for securities or other property deliverable upon such reorganization, reclassification, recapitalization, transfer, consolidation, merger, dissolution, liquidation or winding-up. Such notice shall be given at least 10 days and not more than 90 days prior to the date therein specified, and such notice shall state that the action in question or the record date is subject to (x) the effectiveness of a registration statement under the Securities Act of 1933 and applicable state securities laws, or (y) a favorable vote of stockholders, if either is required.

      Section 4.  No Stockholder Rights or Liabilities.

      (a) Except as set forth in paragraph 4(b), this Warrant shall not entitle the holder hereof to any voting rights or other rights as a stockholder of the Company. No provision hereof, in the absence of affirmative action by the holder hereof to purchase shares of Common Stock, and no mere enumeration herein of the rights or privileges of the holder hereof shall give rise to any liability of such holder for the Warrant Price or as a stockholder of the Company, whether such liability is asserted by the Company or by creditors of the Company.

      (b) At any time while this Warrant is outstanding, the Company shall, prior to making any distribution of its property or assets to the holders of its Common Stock as a dividend in liquidation or partial liquidation or by way of return of capital or any dividend payable out of funds legally available for dividends under the laws of the State of Delaware, give to the holder of this Warrant, not less than 20 days prior written notice of any such distribution. If such holder shall exercise this Warrant on or prior to the date of such distribution set forth in such notice, such holder shall be entitled to receive, upon such exercise: (i) the number of shares of Common Stock receivable pursuant to such exercise; and (ii) without payment of any additional consideration, a sum equal to the amount of such property or assets as would have been payable to the holder hereof as an owner of the shares described in clause (i) of this paragraph 4(b) had the holder hereof been the holder of record of such shares on the record date for such distribution; and an appropriate provision with respect to such payment to such holder as described in this paragraph 4(b) shall be made a part of any such distribution.

      Section 5. Lost, Stolen, Mutilated or Destroyed Warrant. If this Warrant is lost, stolen, mutilated or destroyed, the Company may, on such terms as to indemnity or otherwise as it may in its discretion reasonably impose (which shall, in the case of a mutilated Warrant, include the surrender thereof), issue a new Warrant of like denomination and tenor as the Warrant so lost, stolen, mutilated or destroyed. Any such new Warrant shall constitute an original contractual obligation of the Company, whether or not the allegedly lost, stolen, mutilated or destroyed Warrant shall be at any time enforceable by anyone.

      Section 6. Notices. Any notice to be given to either party under this Warrant Certificate shall be in writing and shall be deemed to have been given to the Company or the Holder hereof, as the case may be, when delivered in hand or when sent by first class mail, postage prepaid, addressed, if to the Company, at its principal office and, if to the Holder hereof, at its address as set forth in the Company's books and records or at such other address as the Holder hereof may have provided to the Company in writing.

      Section 7. Governing Law. This Warrant shall be governed by and construed in accordance with the laws of the State of Vermont, without giving effect to such jurisdiction's principles of conflict of laws.

      Section 8. Exclusive Jurisdiction. With respect to actions and proceedings to enforce the provisions of, arising from, or relating to this Warrant or the Warrant, the holder, by acceptance of this Warrant, consents to personal jurisdiction in the state or federal courts of the State of Vermont and irrevocably agrees that all such actions and proceedings shall be litigated exclusively in such courts. Further, each of the parties hereto waives any objection that it may have to the conduct of any action or proceeding in any such court based on improper venue or forum non conveniens. Each of the parties hereto waives personal service of any and all process upon it and agrees that valid service of process may be made by mail or courier service directed to it at the address set forth herein and that service so made shall be deemed to be completed upon the earlier of actual receipt or ten (10) days after the same shall have been posted.




                        [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

     IN WITNESS WHEREOF, the duly authorized agent of eNote.com Inc. has executed this Warrant as of the 9th day of November 2000.

                                              ENOTE.COM INC.


                                          By:___________________________
                                             Name:
                                             Title:


[Corporate Seal]
Attest:


__________________________
Secretary

                       SUBSCRIPTION FORM TO BE EXECUTED
                         UPON EXERCISE OF THE WARRANT


                                                      Date:
                                                           ----------------

To: eNote.com Inc.

      The undersigned, pursuant to the provisions set forth in the within Warrant, hereby agrees to subscribe for and purchase [__________] shares of Common Stock covered by such Warrant, and herewith tenders $[____________] in full payment of the purchase price for such shares as provided in the within Warrant.



                              Name of Holder:

                              By:     __________________________________

                              Address __________________________________

                                      __________________________________

                                                                    Exhibit 4.40

THE SECURITY REPRESENTED HEREBY HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 AND MAY NOT BE SOLD, ASSIGNED OR TRANSFERRED WITHOUT AN EFFECTIVE REGISTRATION STATEMENT FOR SUCH SECURITY UNDER THE SECURITIES ACT OF 1933 UNLESS PAYOR HAS RECEIVED THE WRITTEN OPINION OF COUNSEL SATISFACTORY TO PAYOR TO THE EFFECT THAT SUCH SALE, ASSIGNMENT OR TRANSFER DOES NOT INVOLVE A TRANSACTION REQUIRING REGISTRATION OF SUCH SECURITY UNDER THE SECURITIES ACT OF 1933.


B-7                                                                     $120,000


                                  eNote.com Inc
                              185 Allen Brook Lane
                            Williston, Vermont 05495
                                November 22, 2000

                    8% Subordinated Secured Convertible Note
                              Due December 2, 2000

eNote.com Inc., a Delaware corporation, (the "Corporation"), for value received, promises to pay FRIEDLANDER CAPITAL MANAGEMENT CORP. (the "Holder"), the sum of ONE HUNDRED TWENTY THOUSAND DOLLARS $120,000 on December 2, 2000 (the "Maturity Date"), together with interest accrued thereon at the rate of eight percent (8%) per annum, computed from November 22, 2000 (the "Issue Date"). Payment of principal and interest shall be made in lawful money of the United States of America on the Maturity Date unless this Note is earlier converted as provided for herein. This Note, is part of a series of 8% Subordinated Secured Convertible Notes due December 2, 2000 being issued by the Corporation (each a "Note" and together the "Notes").

This Note is issued pursuant to a Subscription Agreement dated as of the Issue Date (the "Subscription Agreement") by and between the Corporation and the Holder. Payment of the Notes is secured by all tangible and intangible assets of the Corporation pursuant to a Security Agreement dated as of October 26, 2000, as may be amended from time to time.

1.    Conversion.

            (a) The holder of this Note may at time prior to the maturity hereof, convert the principal amount hereof and interest accrued thereon into shares of the Corporation's Common Stock. The conversion ratio shall be $1.00 of principal converted per share of Common Stock (the "Conversion Rate"). To convert this Note, the holder hereof must surrender the same at the office of the Corporation, together with a written instrument of transfer in a form satisfactory to the Corporation, properly completed and executed and with a written notice of conversion. All rights of the holder of this Note shall, to the extent of the principal and interest thereof converted, cease as of the date of such conversion.

            (b) In case the Corporation shall at any time subdivide its outstanding shares of Common Stock into a greater number of shares, the Conversion Rate in effect immediately prior to such subdivision shall be proportionately reduced, i.e., the holder shall be entitled to purchase after such subdivision, for the same consideration as applicable prior to such subdivision, the same percentage of outstanding Common Stock that such holder was entitled to purchase prior to such subdivision, and conversely, in case the outstanding shares of Common Stock of the Corporation shall be combined into a smaller number of shares, the Conversion Price in effect immediately prior to such combination shall be proportionately increased. In case the Corporation shall declare a dividend or make any other distribution upon any stock of the Corporation payable in Common Stock, options or convertible securities exercisable or convertible into shares of Common Stock, any Common Stock, options or convertible securities, as the case may be, issuable in payment of such dividend or distribution shall be deemed to have been issued in a subdivision of outstanding shares as provided in the foregoing sentence.

            (c) The Corporation will at all times reserve and keep available out of its authorized Common Stock or its treasury shares, solely for the purpose of issuance upon conversion of the Note as herein provided, such number of shares of Common Stock as shall then be issuable upon conversion of this Note. The Corporation covenants that all shares of Common Stock which shall be so issued shall be duly and validly issued and fully paid and nonassessable and free from all taxes, liens and charges with respect to the issue thereof, and, without limiting the generality of the foregoing, the Corporation covenants that it will from time to time take all such action as may be requisite to assure that the par value per share of the Common Stock is at all times equal to or less than the effective Conversion Rate. The Corporation will take all such action as may be necessary to assure that all such shares of Common Stock may be so issued without violation of any applicable law or regulation, or of any requirements of any national securities exchange upon which the Common Stock of the Corporation may be listed. The Corporation will not take any action which results in any adjustment of the Conversion Price if the total number of shares of Common Stock issued and issuable after such action upon conversion of this Note would exceed the total number of shares of Common Stock then authorized by the Corporation's Certificate of Incorporation. The Corporation has not granted and will not grant any right of first refusal with respect to shares issuable upon conversion of this Note, and there are no preemptive rights associated with such shares.

2. Fractional shares. In lieu of issuing any fraction of a share upon the conversion of this Note, the Corporation shall pay to the holder hereof for any fraction of a share otherwise issuable upon the conversion, cash equal to the same fraction of $1.00.

3. Prepayment. This Note may be prepaid without penalty. In the case of each prepayment of less than all of the outstanding Notes, the principal amount to be prepaid shall be allocated among the respective Notes and the holders thereof so that the principal amount to be prepaid to each holder shall bear the same ratio to the aggregate principal amount then to be prepaid as the principal amount of Notes then held by such holder bears to the aggregate principal amount of Notes then outstanding. Five (5) business days prior to any prepayment hereunder the Corporation shall provide written notice to each Note holder indicating the date and amount of such prepayment. The Note holder shall have the right to convert the principal amount of any such prepayment prior to date of prepayment.

4.    Subordination.

            (a) The Corporation, for itself, its successors and assigns, covenants and agrees, and each holder of this Note by his acceptance thereof likewise covenants and agrees, that the payment of the principal of and interest on each and all of this Note shall be subordinate and subject, to the extent and in the manner hereinafter set forth, in right of payment to the prior payment in full of all Senior Indebtedness.

            (b) Upon any distribution of assets of the Corporation upon any dissolution, winding up, liquidation, or reorganization of the Corporation, whether in bankruptcy, insolvency, or receivership proceedings or upon an assignment for the benefit of creditors of any other dissolution, winding up, liquidation, or reorganization of the Corporation:

                  (i) All Senior Indebtedness shall first be paid in full, or provision made for such payment in full of the principal thereof, and premium, if any, and interest thereon, before any payment is made on account of the principal of, or interest on, the Notes;

                  (ii) Any payment or distribution of assets of the Corporation of any kind or character, whether in cash, property, or securities (other than stock of the Corporation as reorganized or readjusted or securities of the Corporation or any other corporation provided for by a plan of reorganization or readjustment the payment of which is subordinate, at least to the extent provided in this Section with respect to the Notes, to the payment of all Senior Indebtedness at the time outstanding and to any securities issued in respect thereof under any such plan of reorganization or readjustment), to which the holder of this Note would be entitled except for the provisions of this Section shall be paid by the liquidating trustee or agent or other person making such payment of distribution, whether a trustee in bankruptcy, receiver, or liquidating trustee or other trustee or agent, directly to the holders of Senior Indebtedness or their representative or representatives or the trustee or trustees under any indenture under which any instruments evidencing any of such Senior Indebtedness may have been issued, ratably according to the aggregate amounts remaining unpaid on account of the principal of, and premium, if any, and interest on, the Senior Indebtedness held or represented by each, to the extent necessary to make payment in full of all Senior Indebtedness remaining unpaid, after giving effect to any concurrent payment or distribution, or provision therefor, to the holders of such Senior Indebtedness; and

                  (iii) In the event that, notwithstanding the foregoing, any payment or distribution of assets of the Corporation of any kind or character, whether in cash, property, or securities (other than stock of the Corporation as reorganized or readjusted or securities of the Corporation or any other corporation provided for by a plan of reorganization or readjustment the payment of which is subordinate, at least to the extent provided in this Section with respect to the Note, to the payment of all Senior Indebtedness at the time outstanding and to any securities issued in respect thereof under any such plan of reorganization or readjustment), shall be received by the holder of this Note before all Senior Indebtedness is paid in full, or provision made for its payment, such payment or distribution shall be paid over to the holders of Senior Indebtedness remaining unpaid or unprovided for or their representative or representatives or to the trustee or trustees under any indenture under which any instruments evidencing any of such Senior Indebtedness may have been issued, as provided in the foregoing subparagraph (2), for application to the payment of such Senior Indebtedness until all such Senior Indebtedness shall have been paid in full after giving effect to any concurrent payment or distribution, or provision therefor, to the holders of such Senior Indebtedness.

            (c) Subject to the payment in full of all Senior Indebtedness, the holder of this Note shall be subrogated to the rights of the holders of Senior Indebtedness to receive payments or distributions of cash, property, or securities of the Corporation applicable to the Senior Indebtedness until the principal of and interest on this Note shall be paid in full, and no such payments or distributions in respect of this Note of cash, property, or securities distributable to the Senior Indebtedness under the provisions here shall, as between the Corporation, its creditors other than the holders of Senior Indebtedness, and the holder of this Notes, be deemed to be a payment by the Corporation to or on account of this Note. It is understood that the provisions of this Section are and are intended solely for the purpose of defining the relative rights of the holder of this Note, on the one hand, and the holders of the Senior Indebtedness on the other hand. Nothing contained in this Section is intended to or shall impair, as between the Corporation, its creditors other than the holders of Senior Indebtedness, and the holder of this Note, the absolute and unconditional obligation of the Corporation to pay the holder of this Note the principal of and interest on this Note as and when the same shall become due and payable in accordance with their terms, or is intended to or shall affect the relative rights of the holder of this Note and creditors of the Corporation other than the holders of the Senior Indebtedness; nor shall anything herein or therein prevent the holder of this Note from exercising all remedies otherwise permitted by applicable law upon default under this Note, subject to the rights, if any, under this Section of the holders of Senior Indebtedness in respect of cash, property or securities of the Corporation received upon the exercise of any such remedy.

            (d) Upon any distribution of assets of the Corporation referred to in this Section, the holder of this Note shall be entitled to rely upon a certificate of the liquidating trustee or agent or other person making any distribution to such holder for the purpose of ascertaining the persons entitled to participate in such distribution, the holders of the Senior Indebtedness and other indebtedness of the Corporation, the amount thereof or payable thereon, and all other facts pertinent thereto or to this Section.

            (e) If there shall have occurred a default in the payment of the principal of (or premium, if any) or interest on any Senior Indebtedness, then, unless and until such default shall have been cured or waived, no payment of principal or interest shall be made by the Corporation on this Note, and no holder of this Note shall be entitled to receive any such payment. Nothing contained in this Section shall, however (1) affect the obligation of Corporation to make or prevent the Corporation from making, at any time, except during the pendency of any dissolution, winding up, liquidation, or reorganization proceedings or except as provided in the first sentence of this subsection, payments of principal of or interest on this Note, or (2) prevent the application by any paying agent of any moneys deposited with it by the Corporation to the payment of or on account of the principal of, or interest on, this Note, if, at the time of such deposit, the paying agent did not have written notice of any event prohibiting the making of such payment or deposit by the Corporation; or (3) be construed as preventing the occurrence of any Event of Default hereunder.

            (f) No right of any present or future holder of any Senior Indebtedness of the Corporation to enforce subordination as herein provided shall at any time or in any way be prejudiced or impaired by any act or failure to act on the part of the Corporation or by any act or failure to act, in good faith, by any such holder, or by an noncompliance by the Corporation with the terms, provisions, and covenants of this Note, regardless of any knowledge thereof any such holder may have or be otherwise charged with.

            (g) Any renewal or extension of the time of payment of any Senior Indebtedness or the exercise by the holders of Senior Indebtedness of any of their rights under the Senior Indebtedness, including without limitation the waiver of default thereunder or the release of any security therefor, may be made or done all without notice to or assent from the holder of this Note. No compromise, alteration, amendment, modification, extension, renewal, or other change of, or waiver, consent, or other action in respect of, any liability or obligation under or respect of, or of any of the terms, covenants, or conditions or any indenture or other instrument under which any Senior Indebtedness is outstanding or of such Senior Indebtedness, and no release of property securing any Senior Indebtedness, whether or not such release is in accordance with the provisions of any applicable document, shall in any way alter or affect any of the provisions of this Section.

            (h) "Senior Indebtedness" for purposes of this Section shall mean all indebtedness (principal and interest) now existing or hereafter incurred of the Corporation for money borrowed from banks or other financial institutions:
(i) which is secured by the assets of the Corporation; and (ii) is not by its express terms subordinate and junior to or on parity with this Note.

5. Default. If any of the following events occur ("Event of Default"), the entire unpaid principal amount of, and accrued and unpaid interest on, this Note shall immediately be due and payable, and the Corporation shall pay all costs of collection including, but not limited to, reasonable attorneys' fees and expenses incurred by the owner(s) or its assigns on account of such collection, whether or not suit is brought:

            (a) The Corporation fails to pay the principal of this Note at its maturity;

            (b) The Corporation commences any voluntary proceeding under any bankruptcy, reorganization, arrangement, insolvency, readjustment of debt, receivership, dissolution, or liquidation law or statute, of any jurisdiction, whether now or subsequently in effect; or the Corporation is adjudicated as bankrupt by a court of competent jurisdiction; or the Corporation petitions or applies for, acquiesces in, or consents to, the appointment of any receiver or trustee of the Corporation or for all or substantially all of its property or assets; or the Corporation makes an assignment for the benefit of its creditors; or the Corporation admits in writing its inability to pay its debts as they mature; or

            (c) There is commenced against the Corporation any proceeding relating to the Corporation under any bankruptcy, reorganization, arrangement, insolvency, readjustment of debt, receivership, dissolution, or liquidation law or statute, of any jurisdiction, whether now or subsequently in effect, and the proceeding remains undismissed for a period of 60 days or the Corporation by any act indicates its consent to, approval of, or acquiescence in the proceeding; or a receiver or trustee is appointed for the Corporation or for all or substantially all of its property or assets, and the receivership or trusteeship remains undischarged for a period of 60 days; or a warrant of attachment, execution or similar process is issued against any substantial part of the property or assets of the Corporation, and the warrant or similar process is not dismissed or bonded within 60 days after the levy.

6. Registered owner. The Corporation shall treat the person or persons whose name or names appear on this Note as the absolute owner or owners hereof for the purpose of receiving payment of, or on account of, the principal and interest due on this Note and for all other purposes, unless and until written notice satisfactory to the Corporation is provided by the registered owner of assignment hereof.

7. Assignment. The Corporation may assign its rights hereunder to any person or entity. No assignment of rights or obligations shall be effective until delivery of written notice of such assignment is made by the assigning party to the other party hereto.

8. Release of shareholders, officers and directors. This Note is the obligation of the Corporation only, and no recourse shall be had for the payment of any principal or interest hereon against any shareholder, officer or director of the Corporation, either directly or through the Corporation, by virtue of any statute for the enforcement of any assessment or otherwise. The holder or holders of this Note, by the acceptance hereof, and as part of the consideration for this Note, release all claims and waive all liabilities against the foregoing persons in connection with this Note.

9. Amendments. With the consent of the holders of a majority of the principal amount of outstanding Notes, evidenced by a written instrument or instruments, Payor may amend the Notes by executing and delivering to the holders an amendment thereto for the purpose of adding any provisions to or changing in any manner or eliminating any of the provisions of the Notes or of modifying in any manner the rights of the holders; provided, however, that no such amendment shall, without the consent of the holder of each outstanding Note affected thereby:

            (a) Change the stated maturity of the principal of any Note, or reduce the principal amount thereof or the interest thereon, or the currency in which any Note or the interest thereon is payable, or impair the right to institute suit for the enforcement of any such payment on or after the stated maturity thereof (or, in the case of prepayment, or after the prepayment date);

            (b) Reduce the percentage in principal amount of the outstanding Notes, the consent of whose holders is required for any amendment, or the consent of whose holders is required for any waiver of compliance with the provisions hereof; or

            (c) Modify any of the provisions of this Section, except to increase any such percentage or to provide that other provisions of the Notes cannot be modified or waived without the consent of the holder affected thereby.

Upon the execution and delivery of any amendment in accordance with this Section, the Notes shall be modified in accordance therewith, and every holder of Notes theretofore or thereafter executed and delivered shall be bound thereby.

10. Governing Law. The Notes and all terms and conditions herein shall be governed by and construed and in accordance with the laws of the State of Vermont excluding the state's conflict of law provisions.

11. Exclusive Jurisdiction. With respect to actions and proceedings to enforce the provisions of, arising from, or relating to this Note, the holder, by acceptance of this Note, consents to personal jurisdiction in the state or federal courts of the State of Vermont and irrevocably agrees that all such actions and proceedings shall be litigated exclusively in such courts. Further, each of the parties hereto waives any objection that it may have to the conduct of any action or proceeding in any such court based on improper venue or forum non conveniens. Each of the parties hereto waives personal service of any and all process upon it and agrees that valid service of process may be made by mail or courier service directed to it at the address set forth herein and that service so made shall be deemed to be completed upon the earlier of actual receipt or ten (10) days after the same shall have been posted.


                     [REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

      IN WITNESS WHEREOF, the Corporation has signed this Note this 22nd day of November 2000.

                                    eNote.com Inc.


                                By:___________________
                                   Name:
                                   Title:

REGISTERED OWNER:

Friedlander Capital Management Corp.


By:___________________________
   Name:
   Title:

                                                                    Exhibit 4.41

THIS WARRANT AND THE SHARES OF COMMON STOCK ISSUABLE UPON EXERCISE OF THIS WARRANT HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 (THE "ACT") OR ANY APPLICABLE STATE SECURITIES LAW, AND MAY NOT BE TRANSFERRED EXCEPT (i) PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT UNDER THE ACT OR (ii) UPON FIRST FURNISHING TO THE COMPANY AN OPINION OF COUNSEL SATISFACTORY TO THE COMPANY THAT SUCH TRANSFER IS NOT IN VIOLATION OF THE REGISTRATION REQUIREMENTS OF THE ACT OR ANY APPLICABLE STATE SECURITIES LAW.

                 To Subscribe for and Purchase Common Stock of
                                eNote.com Inc.

                         VOID AFTER NOVEMBER 22, 2002

Warrant No. 7-A                                          As of November 22, 2000

      THIS CERTIFIES that, for value received, FRIEDLANDER CAPITAL MANGAGEMENT CORP., or its registered assigns, is entitled, subject to the terms of Section 1 hereof, to subscribe for and purchase from eNote.com Inc., a Delaware corporation (hereinafter called the "Company"), at the price of $.50 per share (such price, as from time to time to be adjusted as hereinafter provided, being hereinafter called the "Warrant Price"), at any time on or prior to November 22, 2002 up to 1,200,000 fully paid, nonassessable shares of Common Stock, par value $.01 per share, of the Company ("Common Stock"), subject, however, to the provisions and upon the terms and conditions hereinafter set forth.

      Section 1. Exercise of Warrant. This Warrant may be exercised by the holder hereof, in whole or in part (but not as to a fractional share of Common Stock), by the completion of the subscription form attached hereto and by the surrender of this Warrant (properly endorsed) at the office of the Company in Williston, Vermont (or at such other agency or office of the Company in the United States as it may designate by notice in writing to the holder hereof at the address of the holder hereof appearing on the books of the Company), and by payment to the Company of the Warrant Price, in cash or by certified or official bank check, for each share being purchased. In the event of any exercise of the rights represented by this Warrant, a certificate or certificates for the shares of Common Stock so purchased, registered in the name of the holder hereof, shall be delivered to the holder hereof within a reasonable time, not exceeding fifteen (15) business days, after the rights represented by this Warrant shall have been so exercised; and, unless this Warrant has expired or been exercised in full, a new Warrant representing the number of shares (except a remaining fractional share), if any, with respect to which this Warrant shall not then have been exercised shall also be issued to the holder hereof within such time. With respect to any such exercise, the holder hereof shall for all purposes be deemed to have become the holder of record of the number of shares of Common Stock evidenced by such certificate or certificates from the date on which this Warrant was surrendered and payment of the Warrant Price was made irrespective of the date of delivery of such certificate, except that, if the date of such surrender and payment is a date on which the stock transfer books of the Company are closed, such person shall be deemed to have become the holder of such shares at the close of business on the next succeeding date on which the stock transfer books are open. No fractional shares shall be issued upon exercise of this Warrant. If any fractional interest in a share of Common Stock would, except for the provisions of this Section 1, be delivered upon any such exercise, the Company, in lieu of delivering the fractional share thereof, shall pay to the holder hereof an amount in cash equal to the current market price of such fractional interest as determined in good faith by the Board of Directors of the Company.

      Section 2.  Adjustment of Number of Shares.

      (a) Reclassification, Consolidation or Merger. In the event of any reclassification or change of outstanding securities of the Common Stock, or in the event of any consolidation or merger of the Company with or into another corporation or entity, other than a consolidation or merger with another corporation or entity in which the Company is the continuing corporation and which does not result in any reclassification, conversion or change of outstanding Common Stock, or in the event of any sale of all or substantially all of the assets of the Company, the Company, or such successor or purchasing corporation or entity, as the case may be, shall execute a new warrant certificate (the "New Warrant Certificate"), providing that the Holder of this Warrant shall have the right to exercise such new warrants and procure upon such exercise, in lieu of each share of Common Stock issuable upon exercise of the Warrants, the kind and amount of shares of stock, other securities, money and property receivable upon such reclassification, conversion, change, consolidation or merger by a holder of one share of Common Stock.

      (b) Subdivisions, Combinations and Stock Dividends. If at any time while this Warrant is outstanding and unexpired the Company shall subdivide or combine its Common Stock, or shall pay a dividend with respect to Common Stock payable in, or make any other distribution with respect to its Common Stock consisting of, shares of Common Stock, then the number of Warrant Shares for which this Warrant is exercisable shall be adjusted, from and after the date of determination of stockholders entitled to receive such dividend or distribution, to that number determined by multiplying the number of Warrant Shares for which this Warrant is exercisable immediately prior to such date of determination by a fraction (i) the numerator of which shall be the total number of shares of Common Stock outstanding immediately after such dividend or distribution and
(ii) the denominator of which shall be the total number of shares of Common Stock outstanding immediately prior to such dividend or distribution.

      (c) Notice of Adjustment. Upon any adjustment of the Warrant Price, then and in each such case the Company shall give written notice thereof, by first class mail, postage prepaid, addressed to the Warrant holder at the address of such holder as shown on the books of the Company, which notice shall state the Warrant Price resulting from such adjustment, setting forth in reasonable detail the method of calculation and the facts upon which such calculation is based.

      (d) Stock to Be Reserved. The Company will at all times reserve and keep available out of its authorized Common Stock or its treasury shares, solely for the purpose of issuance upon the exercise of this Warrant as herein provided, such number of shares of Common Stock as shall then be issuable upon the exercise of this Warrant provided, however, that the Company has an insufficient number of shares of authorized Common Stock available to reserve the requisite number of shares issuable upon exercise of this warrant, the Company will reserve an amount equal to the remaining number of authorized shares, allocated pro-rata among Warrants 3-A and 4-A. In such case, the Company will use its best efforts to seek shareholder approval to increase the Company's authorized Common Stock and reserve the additional shares necessary for issuance upon exercise of this Warrant.

      (e) Definition of Common Stock. As used herein the term "Common Stock" shall mean and include the 25,000,000 shares of Common Stock, par value $.01 per share, as authorized on the date of this and any additional Common Stock, par value $.01 hereinafter authorized.

      Section 3.  Notices of Record Dates.

In the event of:

      (a) any taking by the Company of a record of the holders of any class of securities for the purpose of determining the holders thereof who are entitled to receive any dividend or other distribution (other than cash dividends out of earned surplus), or any right to subscribe for, purchase or otherwise acquire any shares of stock of any class or any other securities or property, or to receive any right to sell shares of stock of any class or any other right; or

      (b) any capital reorganization of the Company, any reclassification or recapitalization of the capital stock of the Company or any transfer of all or substantially all the assets of the Company to or consolidation or merger of the Company with or into any other corporation or entity; or

      (c) any voluntary or involuntary dissolution, liquidation or winding-up of the Company,

then and in each such event the Company will give notice to the holder of this Warrant specifying: (i) the date on which any such record is to be taken for the purpose of such dividend, distribution or right and stating the amount and character of such dividend, distribution or right; and (ii) the date on which any such reorganization, reclassification, recapitalization, transfer, consolidation, merger, dissolution, liquidation or winding-up is to take place, and the time, if any is to be fixed, as of which the holders of record of Common Stock will be entitled to exchange their shares of Common Stock for securities or other property deliverable upon such reorganization, reclassification, recapitalization, transfer, consolidation, merger, dissolution, liquidation or winding-up. Such notice shall be given at least 10 days and not more than 90 days prior to the date therein specified, and such notice shall state that the action in question or the record date is subject to (x) the effectiveness of a registration statement under the Securities Act of 1933 and applicable state securities laws, or (y) a favorable vote of stockholders, if either is required.

      Section 4.  No Stockholder Rights or Liabilities.

      (a) Except as set forth in paragraph 4(b), this Warrant shall not entitle the holder hereof to any voting rights or other rights as a stockholder of the Company. No provision hereof, in the absence of affirmative action by the holder hereof to purchase shares of Common Stock, and no mere enumeration herein of the rights or privileges of the holder hereof shall give rise to any liability of such holder for the Warrant Price or as a stockholder of the Company, whether such liability is asserted by the Company or by creditors of the Company.

      (b) At any time while this Warrant is outstanding, the Company shall, prior to making any distribution of its property or assets to the holders of its Common Stock as a dividend in liquidation or partial liquidation or by way of return of capital or any dividend payable out of funds legally available for dividends under the laws of the State of Delaware, give to the holder of this Warrant, not less than 20 days prior written notice of any such distribution. If such holder shall exercise this Warrant on or prior to the date of such distribution set forth in such notice, such holder shall be entitled to receive, upon such exercise: (i) the number of shares of Common Stock receivable pursuant to such exercise; and (ii) without payment of any additional consideration, a sum equal to the amount of such property or assets as would have been payable to the holder hereof as an owner of the shares described in clause (i) of this paragraph 4(b) had the holder hereof been the holder of record of such shares on the record date for such distribution; and an appropriate provision with respect to such payment to such holder as described in this paragraph 4(b) shall be made a part of any such distribution.

      Section 5. Lost, Stolen, Mutilated or Destroyed Warrant. If this Warrant is lost, stolen, mutilated or destroyed, the Company may, on such terms as to indemnity or otherwise as it may in its discretion reasonably impose (which shall, in the case of a mutilated Warrant, include the surrender thereof), issue a new Warrant of like denomination and tenor as the Warrant so lost, stolen, mutilated or destroyed. Any such new Warrant shall constitute an original contractual obligation of the Company, whether or not the allegedly lost, stolen, mutilated or destroyed Warrant shall be at any time enforceable by anyone.

      Section 6. Notices. Any notice to be given to either party under this Warrant Certificate shall be in writing and shall be deemed to have been given to the Company or the Holder hereof, as the case may be, when delivered in hand or when sent by first class mail, postage prepaid, addressed, if to the Company, at its principal office and, if to the Holder hereof, at its address as set forth in the Company's books and records or at such other address as the Holder hereof may have provided to the Company in writing.

      Section 7. Governing Law. This Warrant shall be governed by and construed in accordance with the laws of the State of Vermont, without giving effect to such jurisdiction's principles of conflict of laws.

      Section 8. Exclusive Jurisdiction. With respect to actions and proceedings to enforce the provisions of, arising from, or relating to this Warrant or the Warrant, the holder, by acceptance of this Warrant, consents to personal jurisdiction in the state or federal courts of the State of Vermont and irrevocably agrees that all such actions and proceedings shall be litigated exclusively in such courts. Further, each of the parties hereto waives any objection that it may have to the conduct of any action or proceeding in any such court based on improper venue or forum non conveniens. Each of the parties hereto waives personal service of any and all process upon it and agrees that valid service of process may be made by mail or courier service directed to it at the address set forth herein and that service so made shall be deemed to be completed upon the earlier of actual receipt or ten (10) days after the same shall have been posted.








                        [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

     IN WITNESS WHEREOF, the duly authorized agent of eNote.com Inc. has executed this Warrant as of the 22nd day of November 2000.

                                          ENOTE.COM INC.


                                          By:___________________________
                                             Name:
                                             Title:


[Corporate Seal]
Attest:


____________________________
Secretary

                       SUBSCRIPTION FORM TO BE EXECUTED
                         UPON EXERCISE OF THE WARRANT


                                                      Date:
                                                           ----------------

To: eNote.com Inc.

      The undersigned, pursuant to the provisions set forth in the within Warrant, hereby agrees to subscribe for and purchase [__________] shares of Common Stock covered by such Warrant, and herewith tenders $[____________] in full payment of the purchase price for such shares as provided in the within Warrant.



                              Name of Holder:

                              By:     ___________________________________

                              Address ___________________________________

                                      ___________________________________

                                                                    Exhibit 4.42


                                November 20, 2000

Mr. Burton G. Friedlander
Friedlander Capital Management Corp.

      Re:   eNote.com Inc.

Dear Burt:

      The purpose of this letter is to confirm the agreement of Friedlander Capital Management Corp. to extend the maturity date of the $150,000 8% Secured Note due October 14, 2000 and the maturity date of the 8% Secured Note dated September 28, 2000 due October 14, 2000 to December 2, 2000.


                                Very truly yours,





                                    eNote.com Inc.

                                    By:_______________________


Acknowledged and Agreed
Friedlander Capital Management Corp.

By:_____________________________________

                                                                    Exhibit 4.43
                             As of December 2, 2000


Mr. Burton G. Friedlander
Friedlander Capital Management Corp.
104 Field Point Rd.
Greenwich, CT  06830

      Re:   eNote.com Inc.

Dear Burt:

      The purpose of this letter is to confirm the agreement of Friedlander Capital Management Corp. to extend the maturity date of the following Notes until March 1, 2001:

      $250,000 8% Secured Convertible Note dated August 17, 2000 due
      December 2, 2000.
      $100,000 8% Secured Convertible Note dated September 11, 2000 due December 2, 2000.
      $150,000 8% Secured Note dated September 14, 2000 due December 2, 2000 $150,000 8% Secured Note dated September 28, 2000 due December 2, 2000. $150,000 8% Secured Convertible Note dated October 12, 2000 due December 2, 2000.
      $150,000 8% Secured Convertible Note dated October 26, 2000 due December 2, 2000.
      $100,000 8% Secured Convertible Note dated November 9, 2000 due December 2, 2000.
      $120,000 8% Secured Convertible Note dated November 22, 2000 due December 2, 2000.

                                Very truly yours,


                                    ENOTE.COM INC.

                                    By:_______________________


Acknowledged and Agreed
FRIEDLANDER CAPITAL MANAGEMENT CORP.

By:_____________________________________

                                                                    Exhibit 4.44

THE SECURITY REPRESENTED HEREBY HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 AND MAY NOT BE SOLD, ASSIGNED OR TRANSFERRED WITHOUT AN EFFECTIVE REGISTRATION STATEMENT FOR SUCH SECURITY UNDER THE SECURITIES ACT OF 1933 UNLESS PAYOR HAS RECEIVED THE WRITTEN OPINION OF COUNSEL SATISFACTORY TO PAYOR TO THE EFFECT THAT SUCH SALE, ASSIGNMENT OR TRANSFER DOES NOT INVOLVE A TRANSACTION REQUIRING REGISTRATION OF SUCH SECURITY UNDER THE SECURITIES ACT OF 1933.


B-8                                                                     $110,000


                                  eNote.com Inc
                              185 Allen Brook Lane
                            Williston, Vermont 05495
                                December 7, 2000

                    8% Subordinated Secured Convertible Note
                                Due March 1, 2001

eNote.com Inc., a Delaware corporation, (the "Corporation"), for value received, promises to pay FRIEDLANDER CAPITAL MANAGEMENT CORP. (the "Holder"), the sum of ONE HUNDRED TEN THOUSAND DOLLARS $110,000 on March 1, 2001 (the "Maturity Date"), together with interest accrued thereon at the rate of eight percent (8%) per annum, computed from December 7, 2000 (the "Issue Date"). Payment of principal and interest shall be made in lawful money of the United States of America on the Maturity Date unless this Note is earlier converted as provided for herein. This Note, is part of a series of 8% Subordinated Secured Convertible Notes due March 1, 2001 being issued by the Corporation (each a "Note" and together the "Notes").

This Note is issued pursuant to a Subscription Agreement dated as of the Issue Date (the "Subscription Agreement") by and between the Corporation and the Holder. Payment of the Notes is secured by all tangible and intangible assets of the Corporation pursuant to a Security Agreement dated as of December 20, 2000, as may be amended from time to time.

1.    Conversion.

            (a) The holder of this Note may at time prior to the maturity hereof, convert the principal amount hereof and interest accrued thereon into shares of the Corporation's Common Stock. The conversion ratio shall be $0.18 of principal converted per share of Common Stock (the "Conversion Rate"). To convert this Note, the holder hereof must surrender the same at the office of the Corporation, together with a written instrument of transfer in a form satisfactory to the Corporation, properly completed and executed and with a written notice of conversion. All rights of the holder of this Note shall, to the extent of the principal and interest thereof converted, cease as of the date of such conversion.

            (b) In case the Corporation shall at any time subdivide its outstanding shares of Common Stock into a greater number of shares, the Conversion Rate in effect immediately prior to such subdivision shall be proportionately reduced, i.e., the holder shall be entitled to purchase after such subdivision, for the same consideration as applicable prior to such subdivision, the same percentage of outstanding Common Stock that such holder was entitled to purchase prior to such subdivision, and conversely, in case the outstanding shares of Common Stock of the Corporation shall be combined into a smaller number of shares, the Conversion Price in effect immediately prior to such combination shall be proportionately increased. In case the Corporation shall declare a dividend or make any other distribution upon any stock of the Corporation payable in Common Stock, options or convertible securities exercisable or convertible into shares of Common Stock, any Common Stock, options or convertible securities, as the case may be, issuable in payment of such dividend or distribution shall be deemed to have been issued in a subdivision of outstanding shares as provided in the foregoing sentence.

            (c) The Corporation will at all times reserve and keep available out of its authorized Common Stock or its treasury shares, solely for the purpose of issuance upon conversion of the Note as herein provided, such number of shares of Common Stock as shall then be issuable upon conversion of this Note. The Corporation covenants that all shares of Common Stock which shall be so issued shall be duly and validly issued and fully paid and nonassessable and free from all taxes, liens and charges with respect to the issue thereof, and, without limiting the generality of the foregoing, the Corporation covenants that it will from time to time take all such action as may be requisite to assure that the par value per share of the Common Stock is at all times equal to or less than the effective Conversion Rate. The Corporation will take all such action as may be necessary to assure that all such shares of Common Stock may be so issued without violation of any applicable law or regulation, or of any requirements of any national securities exchange upon which the Common Stock of the Corporation may be listed. The Corporation will not take any action which results in any adjustment of the Conversion Price if the total number of shares of Common Stock issued and issuable after such action upon conversion of this Note would exceed the total number of shares of Common Stock then authorized by the Corporation's Certificate of Incorporation. The Corporation has not granted and will not grant any right of first refusal with respect to shares issuable upon conversion of this Note, and there are no preemptive rights associated with such shares.

2. Fractional shares. In lieu of issuing any fraction of a share upon the conversion of this Note, the Corporation shall pay to the holder hereof for any fraction of a share otherwise issuable upon the conversion, cash equal to the same fraction of $0.18.

3. Prepayment. This Note may be prepaid without penalty. In the case of each prepayment of less than all of the outstanding Notes, the principal amount to be prepaid shall be allocated among the respective Notes and the holders thereof so that the principal amount to be prepaid to each holder shall bear the same ratio to the aggregate principal amount then to be prepaid as the principal amount of Notes then held by such holder bears to the aggregate principal amount of Notes then outstanding. Five (5) business days prior to any prepayment hereunder the Corporation shall provide written notice to each Note holder indicating the date and amount of such prepayment. The Note holder shall have the right to convert the principal amount of any such prepayment prior to date of prepayment.

4.    Subordination.

            (a) The Corporation, for itself, its successors and assigns, covenants and agrees, and each holder of this Note by his acceptance thereof likewise covenants and agrees, that the payment of the principal of and interest on each and all of this Note shall be subordinate and subject, to the extent and in the manner hereinafter set forth, in right of payment to the prior payment in full of all Senior Indebtedness.

            (b) Upon any distribution of assets of the Corporation upon any dissolution, winding up, liquidation, or reorganization of the Corporation, whether in bankruptcy, insolvency, or receivership proceedings or upon an assignment for the benefit of creditors of any other dissolution, winding up, liquidation, or reorganization of the Corporation:

                  (i) All Senior Indebtedness shall first be paid in full, or provision made for such payment in full of the principal thereof, and premium, if any, and interest thereon, before any payment is made on account of the principal of, or interest on, the Notes;

                  (ii) Any payment or distribution of assets of the Corporation of any kind or character, whether in cash, property, or securities (other than stock of the Corporation as reorganized or readjusted or securities of the Corporation or any other corporation provided for by a plan of reorganization or readjustment the payment of which is subordinate, at least to the extent provided in this Section with respect to the Notes, to the payment of all Senior Indebtedness at the time outstanding and to any securities issued in respect thereof under any such plan of reorganization or readjustment), to which the holder of this Note would be entitled except for the provisions of this Section shall be paid by the liquidating trustee or agent or other person making such payment of distribution, whether a trustee in bankruptcy, receiver, or liquidating trustee or other trustee or agent, directly to the holders of Senior Indebtedness or their representative or representatives or the trustee or trustees under any indenture under which any instruments evidencing any of such Senior Indebtedness may have been issued, ratably according to the aggregate amounts remaining unpaid on account of the principal of, and premium, if any, and interest on, the Senior Indebtedness held or represented by each, to the extent necessary to make payment in full of all Senior Indebtedness remaining unpaid, after giving effect to any concurrent payment or distribution, or provision therefor, to the holders of such Senior Indebtedness; and

                  (iii) In the event that, notwithstanding the foregoing, any payment or distribution of assets of the Corporation of any kind or character, whether in cash, property, or securities (other than stock of the Corporation as reorganized or readjusted or securities of the Corporation or any other corporation provided for by a plan of reorganization or readjustment the payment of which is subordinate, at least to the extent provided in this Section with respect to the Note, to the payment of all Senior Indebtedness at the time outstanding and to any securities issued in respect thereof under any such plan of reorganization or readjustment), shall be received by the holder of this Note before all Senior Indebtedness is paid in full, or provision made for its payment, such payment or distribution shall be paid over to the holders of Senior Indebtedness remaining unpaid or unprovided for or their representative or representatives or to the trustee or trustees under any indenture under which any instruments evidencing any of such Senior Indebtedness may have been issued, as provided in the foregoing subparagraph (2), for application to the payment of such Senior Indebtedness until all such Senior Indebtedness shall have been paid in full after giving effect to any concurrent payment or distribution, or provision therefor, to the holders of such Senior Indebtedness.

            (c) Subject to the payment in full of all Senior Indebtedness, the holder of this Note shall be subrogated to the rights of the holders of Senior Indebtedness to receive payments or distributions of cash, property, or securities of the Corporation applicable to the Senior Indebtedness until the principal of and interest on this Note shall be paid in full, and no such payments or distributions in respect of this Note of cash, property, or securities distributable to the Senior Indebtedness under the provisions here shall, as between the Corporation, its creditors other than the holders of Senior Indebtedness, and the holder of this Notes, be deemed to be a payment by the Corporation to or on account of this Note. It is understood that the provisions of this Section are and are intended solely for the purpose of defining the relative rights of the holder of this Note, on the one hand, and the holders of the Senior Indebtedness on the other hand. Nothing contained in this Section is intended to or shall impair, as between the Corporation, its creditors other than the holders of Senior Indebtedness, and the holder of this Note, the absolute and unconditional obligation of the Corporation to pay the holder of this Note the principal of and interest on this Note as and when the same shall become due and payable in accordance with their terms, or is intended to or shall affect the relative rights of the holder of this Note and creditors of the Corporation other than the holders of the Senior Indebtedness; nor shall anything herein or therein prevent the holder of this Note from exercising all remedies otherwise permitted by applicable law upon default under this Note, subject to the rights, if any, under this Section of the holders of Senior Indebtedness in respect of cash, property or securities of the Corporation received upon the exercise of any such remedy.

            (d) Upon any distribution of assets of the Corporation referred to in this Section, the holder of this Note shall be entitled to rely upon a certificate of the liquidating trustee or agent or other person making any distribution to such holder for the purpose of ascertaining the persons entitled to participate in such distribution, the holders of the Senior Indebtedness and other indebtedness of the Corporation, the amount thereof or payable thereon, and all other facts pertinent thereto or to this Section.

            (e) If there shall have occurred a default in the payment of the principal of (or premium, if any) or interest on any Senior Indebtedness, then, unless and until such default shall have been cured or waived, no payment of principal or interest shall be made by the Corporation on this Note, and no holder of this Note shall be entitled to receive any such payment. Nothing contained in this Section shall, however (1) affect the obligation of Corporation to make or prevent the Corporation from making, at any time, except during the pendency of any dissolution, winding up, liquidation, or reorganization proceedings or except as provided in the first sentence of this subsection, payments of principal of or interest on this Note, or (2) prevent the application by any paying agent of any moneys deposited with it by the Corporation to the payment of or on account of the principal of, or interest on, this Note, if, at the time of such deposit, the paying agent did not have written notice of any event prohibiting the making of such payment or deposit by the Corporation; or (3) be construed as preventing the occurrence of any Event of Default hereunder.

            (f) No right of any present or future holder of any Senior Indebtedness of the Corporation to enforce subordination as herein provided shall at any time or in any way be prejudiced or impaired by any act or failure to act on the part of the Corporation or by any act or failure to act, in good faith, by any such holder, or by an noncompliance by the Corporation with the terms, provisions, and covenants of this Note, regardless of any knowledge thereof any such holder may have or be otherwise charged with.

            (g) Any renewal or extension of the time of payment of any Senior Indebtedness or the exercise by the holders of Senior Indebtedness of any of their rights under the Senior Indebtedness, including without limitation the waiver of default thereunder or the release of any security therefor, may be made or done all without notice to or assent from the holder of this Note. No compromise, alteration, amendment, modification, extension, renewal, or other change of, or waiver, consent, or other action in respect of, any liability or obligation under or respect of, or of any of the terms, covenants, or conditions or any indenture or other instrument under which any Senior Indebtedness is outstanding or of such Senior Indebtedness, and no release of property securing any Senior Indebtedness, whether or not such release is in accordance with the provisions of any applicable document, shall in any way alter or affect any of the provisions of this Section.

            (h) "Senior Indebtedness" for purposes of this Section shall mean all indebtedness (principal and interest) now existing or hereafter incurred of the Corporation for money borrowed from banks or other financial institutions:
(i) which is secured by the assets of the Corporation; and (ii) is not by its express terms subordinate and junior to or on parity with this Note.

5. Default. If any of the following events occur ("Event of Default"), the entire unpaid principal amount of, and accrued and unpaid interest on, this Note shall immediately be due and payable, and the Corporation shall pay all costs of collection including, but not limited to, reasonable attorneys' fees and expenses incurred by the owner(s) or its assigns on account of such collection, whether or not suit is brought:

            (a) The Corporation fails to pay the principal of this Note at its maturity;

            (b) The Corporation commences any voluntary proceeding under any bankruptcy, reorganization, arrangement, insolvency, readjustment of debt, receivership, dissolution, or liquidation law or statute, of any jurisdiction, whether now or subsequently in effect; or the Corporation is adjudicated as bankrupt by a court of competent jurisdiction; or the Corporation petitions or applies for, acquiesces in, or consents to, the appointment of any receiver or trustee of the Corporation or for all or substantially all of its property or assets; or the Corporation makes an assignment for the benefit of its creditors; or the Corporation admits in writing its inability to pay its debts as they mature; or

            (c) There is commenced against the Corporation any proceeding relating to the Corporation under any bankruptcy, reorganization, arrangement, insolvency, readjustment of debt, receivership, dissolution, or liquidation law or statute, of any jurisdiction, whether now or subsequently in effect, and the proceeding remains undismissed for a period of 60 days or the Corporation by any act indicates its consent to, approval of, or acquiescence in the proceeding; or a receiver or trustee is appointed for the Corporation or for all or substantially all of its property or assets, and the receivership or trusteeship remains undischarged for a period of 60 days; or a warrant of attachment, execution or similar process is issued against any substantial part of the property or assets of the Corporation, and the warrant or similar process is not dismissed or bonded within 60 days after the levy.

      6. Registered owner. The Corporation shall treat the person or persons whose name or names appear on this Note as the absolute owner or owners hereof for the purpose of receiving payment of, or on account of, the principal and interest due on this Note and for all other purposes, unless and until written notice satisfactory to the Corporation is provided by the registered owner of assignment hereof.

7. Assignment. The Corporation may assign its rights hereunder to any person or entity. No assignment of rights or obligations shall be effective until delivery of written notice of such assignment is made by the assigning party to the other party hereto.

8. Release of shareholders, officers and directors. This Note is the obligation of the Corporation only, and no recourse shall be had for the payment of any principal or interest hereon against any shareholder, officer or director of the Corporation, either directly or through the Corporation, by virtue of any statute for the enforcement of any assessment or otherwise. The holder or holders of this Note, by the acceptance hereof, and as part of the consideration for this Note, release all claims and waive all liabilities against the foregoing persons in connection with this Note.

9. Amendments. With the consent of the holders of a majority of the principal amount of outstanding Notes, evidenced by a written instrument or instruments, Payor may amend the Notes by executing and delivering to the holders an amendment thereto for the purpose of adding any provisions to or changing in any manner or eliminating any of the provisions of the Notes or of modifying in any manner the rights of the holders; provided, however, that no such amendment shall, without the consent of the holder of each outstanding Note affected thereby:

            (a) Change the stated maturity of the principal of any Note, or reduce the principal amount thereof or the interest thereon, or the currency in which any Note or the interest thereon is payable, or impair the right to institute suit for the enforcement of any such payment on or after the stated maturity thereof (or, in the case of prepayment, or after the prepayment date);

            (b) Reduce the percentage in principal amount of the outstanding Notes, the consent of whose holders is required for any amendment, or the consent of whose holders is required for any waiver of compliance with the provisions hereof; or

            (c) Modify any of the provisions of this Section, except to increase any such percentage or to provide that other provisions of the Notes cannot be modified or waived without the consent of the holder affected thereby.

Upon the execution and delivery of any amendment in accordance with this Section, the Notes shall be modified in accordance therewith, and every holder of Notes theretofore or thereafter executed and delivered shall be bound thereby.

10. Governing Law. The Notes and all terms and conditions herein shall be governed by and construed and in accordance with the laws of the State of Vermont excluding the state's conflict of law provisions.

11. Exclusive Jurisdiction. With respect to actions and proceedings to enforce the provisions of, arising from, or relating to this Note, the holder, by acceptance of this Note, consents to personal jurisdiction in the state or federal courts of the State of Vermont and irrevocably agrees that all such actions and proceedings shall be litigated exclusively in such courts. Further, each of the parties hereto waives any objection that it may have to the conduct of any action or proceeding in any such court based on improper venue or forum non conveniens. Each of the parties hereto waives personal service of any and all process upon it and agrees that valid service of process may be made by mail or courier service directed to it at the address set forth herein and that service so made shall be deemed to be completed upon the earlier of actual receipt or ten (10) days after the same shall have been posted.

                     [REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

      IN WITNESS WHEREOF, the Corporation has signed this Note this 7th day of December 2000.

                                    eNote.com Inc.


                                    By:________________
                                       Name:
                                       Title:

REGISTERED OWNER:

Friedlander Capital Management Corp.


By:___________________________
   Name:
   Title:

                                                                    Exhibit 4.45

THIS WARRANT AND THE SHARES OF COMMON STOCK ISSUABLE UPON EXERCISE OF THIS WARRANT HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 (THE "ACT") OR ANY APPLICABLE STATE SECURITIES LAW, AND MAY NOT BE TRANSFERRED EXCEPT (i) PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT UNDER THE ACT OR (ii) UPON FIRST FURNISHING TO THE COMPANY AN OPINION OF COUNSEL SATISFACTORY TO THE COMPANY THAT SUCH TRANSFER IS NOT IN VIOLATION OF THE REGISTRATION REQUIREMENTS OF THE ACT OR ANY APPLICABLE STATE SECURITIES LAW.

                 To Subscribe for and Purchase Common Stock of
                                eNote.com Inc.

                          VOID AFTER December 7, 2003

Warrant No. 8-A                                           As of December 7, 2000

      THIS CERTIFIES that, for value received, FRIEDLANDER CAPITAL MANGAGEMENT CORP., or its registered assigns, is entitled, subject to the terms of Section 1 hereof, to subscribe for and purchase from eNote.com Inc., a Delaware corporation (hereinafter called the "Company"), at the price of $0.375 per share (such price, as from time to time to be adjusted as hereinafter provided, being hereinafter called the "Warrant Price"), at any time on or prior to December 7, 2003 up to 825,000 fully paid, nonassessable shares of Common Stock, par value $.01 per share, of the Company ("Common Stock"), subject, however, to the provisions and upon the terms and conditions hereinafter set forth.

      Section 1. Exercise of Warrant. This Warrant may be exercised by the holder hereof, in whole or in part (but not as to a fractional share of Common Stock), by the completion of the subscription form attached hereto and by the surrender of this Warrant (properly endorsed) at the office of the Company in Williston, Vermont (or at such other agency or office of the Company in the United States as it may designate by notice in writing to the holder hereof at the address of the holder hereof appearing on the books of the Company), and by payment to the Company of the Warrant Price, in cash or by certified or official bank check, for each share being purchased. In the event of any exercise of the rights represented by this Warrant, a certificate or certificates for the shares of Common Stock so purchased, registered in the name of the holder hereof, shall be delivered to the holder hereof within a reasonable time, not exceeding fifteen (15) business days, after the rights represented by this Warrant shall have been so exercised; and, unless this Warrant has expired or been exercised in full, a new Warrant representing the number of shares (except a remaining fractional share), if any, with respect to which this Warrant shall not then have been exercised shall also be issued to the holder hereof within such time. With respect to any such exercise, the holder hereof shall for all purposes be deemed to have become the holder of record of the number of shares of Common Stock evidenced by such certificate or certificates from the date on which this Warrant was surrendered and payment of the Warrant Price was made irrespective of the date of delivery of such certificate, except that, if the date of such surrender and payment is a date on which the stock transfer books of the Company are closed, such person shall be deemed to have become the holder of such shares at the close of business on the next succeeding date on which the stock transfer books are open. No fractional shares shall be issued upon exercise of this Warrant. If any fractional interest in a share of Common Stock would, except for the provisions of this Section 1, be delivered upon any such exercise, the Company, in lieu of delivering the fractional share thereof, shall pay to the holder hereof an amount in cash equal to the current market price of such fractional interest as determined in good faith by the Board of Directors of the Company.

      Section 2.  Adjustment of Number of Shares.

      (a) Reclassification, Consolidation or Merger. In the event of any reclassification or change of outstanding securities of the Common Stock, or in the event of any consolidation or merger of the Company with or into another corporation or entity, other than a consolidation or merger with another corporation or entity in which the Company is the continuing corporation and which does not result in any reclassification, conversion or change of outstanding Common Stock, or in the event of any sale of all or substantially all of the assets of the Company, the Company, or such successor or purchasing corporation or entity, as the case may be, shall execute a new warrant certificate (the "New Warrant Certificate"), providing that the Holder of this Warrant shall have the right to exercise such new warrants and procure upon such exercise, in lieu of each share of Common Stock issuable upon exercise of the Warrants, the kind and amount of shares of stock, other securities, money and property receivable upon such reclassification, conversion, change, consolidation or merger by a holder of one share of Common Stock.

      (b) Subdivisions, Combinations and Stock Dividends. If at any time while this Warrant is outstanding and unexpired the Company shall subdivide or combine its Common Stock, or shall pay a dividend with respect to Common Stock payable in, or make any other distribution with respect to its Common Stock consisting of, shares of Common Stock, then the number of Warrant Shares for which this Warrant is exercisable shall be adjusted, from and after the date of determination of stockholders entitled to receive such dividend or distribution, to that number determined by multiplying the number of Warrant Shares for which this Warrant is exercisable immediately prior to such date of determination by a fraction (i) the numerator of which shall be the total number of shares of Common Stock outstanding immediately after such dividend or distribution and
(ii) the denominator of which shall be the total number of shares of Common Stock outstanding immediately prior to such dividend or distribution.

      (c) Notice of Adjustment. Upon any adjustment of the Warrant Price, then and in each such case the Company shall give written notice thereof, by first class mail, postage prepaid, addressed to the Warrant holder at the address of such holder as shown on the books of the Company, which notice shall state the Warrant Price resulting from such adjustment, setting forth in reasonable detail the method of calculation and the facts upon which such calculation is based.

      (d) Stock to Be Reserved. The Company will at all times reserve and keep available out of its authorized Common Stock or its treasury shares, solely for the purpose of issuance upon the exercise of this Warrant as herein provided, such number of shares of Common Stock as shall then be issuable upon the exercise of this Warrant provided, however, that the Company has an insufficient number of shares of authorized Common Stock available to reserve the requisite number of shares issuable upon exercise of this warrant, the Company will reserve an amount equal to the remaining number of authorized shares, allocated pro-rata among Warrants 3-A and 4-A. In such case, the Company will use its best efforts to seek shareholder approval to increase the Company's authorized Common Stock and reserve the additional shares necessary for issuance upon exercise of this Warrant.

      (e) Definition of Common Stock. As used herein the term "Common Stock" shall mean and include the 25,000,000 shares of Common Stock, par value $.01 per share, as authorized on the date of this and any additional Common Stock, par value $.01 hereinafter authorized.

      Section 3.  Notices of Record Dates.

In the event of:

     (a) any taking by the Company of a record of the holders of any class of securities for the purpose of determining the holders thereof who are entitled to receive any dividend or other distribution (other than cash dividends out of earned surplus), or any right to subscribe for, purchase or otherwise acquire any shares of stock of any class or any other securities or property, or to receive any right to sell shares of stock of any class or any other right; or

      (b) any capital reorganization of the Company, any reclassification or recapitalization of the capital stock of the Company or any transfer of all or substantially all the assets of the Company to or consolidation or merger of the Company with or into any other corporation or entity; or

      (c) any voluntary or involuntary dissolution, liquidation or winding-up of the Company,

then and in each such event the Company will give notice to the holder of this Warrant specifying: (i) the date on which any such record is to be taken for the purpose of such dividend, distribution or right and stating the amount and character of such dividend, distribution or right; and (ii) the date on which any such reorganization, reclassification, recapitalization, transfer, consolidation, merger, dissolution, liquidation or winding-up is to take place, and the time, if any is to be fixed, as of which the holders of record of Common Stock will be entitled to exchange their shares of Common Stock for securities or other property deliverable upon such reorganization, reclassification, recapitalization, transfer, consolidation, merger, dissolution, liquidation or winding-up. Such notice shall be given at least 10 days and not more than 90 days prior to the date therein specified, and such notice shall state that the action in question or the record date is subject to (x) the effectiveness of a registration statement under the Securities Act of 1933 and applicable state securities laws, or (y) a favorable vote of stockholders, if either is required.

      Section 4.  No Stockholder Rights or Liabilities.

       (a) Except as set forth in paragraph 4(b), this Warrant shall not entitle the holder hereof to any voting rights or other rights as a stockholder of the Company. No provision hereof, in the absence of affirmative action by the holder hereof to purchase shares of Common Stock, and no mere enumeration herein of the rights or privileges of the holder hereof shall give rise to any liability of such holder for the Warrant Price or as a stockholder of the Company, whether such liability is asserted by the Company or by creditors of the Company.

       (b) At any time while this Warrant is outstanding, the Company shall, prior to making any distribution of its property or assets to the holders of its Common Stock as a dividend in liquidation or partial liquidation or by way of return of capital or any dividend payable out of funds legally available for dividends under the laws of the State of Delaware, give to the holder of this Warrant, not less than 20 days prior written notice of any such distribution. If such holder shall exercise this Warrant on or prior to the date of such distribution set forth in such notice, such holder shall be entitled to receive, upon such exercise: (i) the number of shares of Common Stock receivable pursuant to such exercise; and (ii) without payment of any additional consideration, a sum equal to the amount of such property or assets as would have been payable to the holder hereof as an owner of the shares described in clause (i) of this paragraph 4(b) had the holder hereof been the holder of record of such shares on the record date for such distribution; and an appropriate provision with respect to such payment to such holder as described in this paragraph 4(b) shall be made a part of any such distribution.

      Section 5. Lost, Stolen, Mutilated or Destroyed Warrant. If this Warrant is lost, stolen, mutilated or destroyed, the Company may, on such terms as to indemnity or otherwise as it may in its discretion reasonably impose (which shall, in the case of a mutilated Warrant, include the surrender thereof), issue a new Warrant of like denomination and tenor as the Warrant so lost, stolen, mutilated or destroyed. Any such new Warrant shall constitute an original contractual obligation of the Company, whether or not the allegedly lost, stolen, mutilated or destroyed Warrant shall be at any time enforceable by anyone.

      Section 6. Notices. Any notice to be given to either party under this Warrant Certificate shall be in writing and shall be deemed to have been given to the Company or the Holder hereof, as the case may be, when delivered in hand or when sent by first class mail, postage prepaid, addressed, if to the Company, at its principal office and, if to the Holder hereof, at its address as set forth in the Company's books and records or at such other address as the Holder hereof may have provided to the Company in writing.

      Section 7. Governing Law. This Warrant shall be governed by and construed in accordance with the laws of the State of Vermont, without giving effect to such jurisdiction's principles of conflict of laws.

      Section 8. Exclusive Jurisdiction. With respect to actions and proceedings to enforce the provisions of, arising from, or relating to this Warrant or the Warrant, the holder, by acceptance of this Warrant, consents to personal jurisdiction in the state or federal courts of the State of Vermont and irrevocably agrees that all such actions and proceedings shall be litigated exclusively in such courts. Further, each of the parties hereto waives any objection that it may have to the conduct of any action or proceeding in any such court based on improper venue or forum non conveniens. Each of the parties hereto waives personal service of any and all process upon it and agrees that valid service of process may be made by mail or courier service directed to it at the address set forth herein and that service so made shall be deemed to be completed upon the earlier of actual receipt or ten (10) days after the same shall have been posted.








                        [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

     IN WITNESS WHEREOF, the duly authorized agent of eNote.com Inc. has executed this Warrant as of the 7th day of December, 2000.

                                          ENOTE.COM INC.


                                          By:_____________________________
                                             Name:
                                             Title:


[Corporate Seal]
Attest:


__________________________
Secretary

                       SUBSCRIPTION FORM TO BE EXECUTED
                         UPON EXERCISE OF THE WARRANT


                                                      Date:
                                                           ----------------

To: eNote.com Inc.

      The undersigned, pursuant to the provisions set forth in the within Warrant, hereby agrees to subscribe for and purchase [__________] shares of Common Stock covered by such Warrant, and herewith tenders $[____________] in full payment of the purchase price for such shares as provided in the within Warrant.



                              Name of Holder:

                              By:     __________________________________

                              Address __________________________________

                                      __________________________________

                                                                    Exhibit 4.46

THE SECURITY REPRESENTED HEREBY HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 AND MAY NOT BE SOLD, ASSIGNED OR TRANSFERRED WITHOUT AN EFFECTIVE REGISTRATION STATEMENT FOR SUCH SECURITY UNDER THE SECURITIES ACT OF 1933 UNLESS PAYOR HAS RECEIVED THE WRITTEN OPINION OF COUNSEL SATISFACTORY TO PAYOR TO THE EFFECT THAT SUCH SALE, ASSIGNMENT OR TRANSFER DOES NOT INVOLVE A TRANSACTION REQUIRING REGISTRATION OF SUCH SECURITY UNDER THE SECURITIES ACT OF 1933.


B-9                                                                      $50,000


                                  eNote.com Inc
                              185 Allen Brook Lane
                            Williston, Vermont 05495
                                December 20, 2000

                    8% Subordinated Secured Convertible Note
                                Due March 1, 2001

eNote.com Inc., a Delaware corporation, (the "Corporation"), for value received, promises to pay FRIEDLANDER CAPITAL MANAGEMENT CORP. (the "Holder"), the sum of FIFTY THOUSAND DOLLARS $50,000 on March 1, 2001 (the "Maturity Date"), together with interest accrued thereon at the rate of eight percent (8%) per annum, computed from December 20, 2000 (the "Issue Date"). Payment of principal and interest shall be made in lawful money of the United States of America on the Maturity Date unless this Note is earlier converted as provided for herein. This Note, is part of a series of 8% Subordinated Secured Convertible Notes due March 1, 2001 being issued by the Corporation (each a "Note" and together the "Notes").

This Note is issued pursuant to a Subscription Agreement dated as of the Issue Date (the "Subscription Agreement") by and between the Corporation and the Holder. Payment of the Notes is secured by all tangible and intangible assets of the Corporation pursuant to a Security Agreement dated as of December 20, 2000, as may be amended from time to time.

1.    Conversion.

            (a) The holder of this Note may at time prior to the maturity hereof, convert the principal amount hereof and interest accrued thereon into shares of the Corporation's Common Stock. The conversion ratio shall be $0.18 of principal converted per share of Common Stock (the "Conversion Rate"). To convert this Note, the holder hereof must surrender the same at the office of the Corporation, together with a written instrument of transfer in a form satisfactory to the Corporation, properly completed and executed and with a written notice of conversion. All rights of the holder of this Note shall, to the extent of the principal and interest thereof converted, cease as of the date of such conversion.

            (b) In case the Corporation shall at any time subdivide its outstanding shares of Common Stock into a greater number of shares, the Conversion Rate in effect immediately prior to such subdivision shall be proportionately reduced, i.e., the holder shall be entitled to purchase after such subdivision, for the same consideration as applicable prior to such subdivision, the same percentage of outstanding Common Stock that such holder was entitled to purchase prior to such subdivision, and conversely, in case the outstanding shares of Common Stock of the Corporation shall be combined into a smaller number of shares, the Conversion Price in effect immediately prior to such combination shall be proportionately increased. In case the Corporation shall declare a dividend or make any other distribution upon any stock of the Corporation payable in Common Stock, options or convertible securities exercisable or convertible into shares of Common Stock, any Common Stock, options or convertible securities, as the case may be, issuable in payment of such dividend or distribution shall be deemed to have been issued in a subdivision of outstanding shares as provided in the foregoing sentence.

            (c) The Corporation will at all times reserve and keep available out of its authorized Common Stock or its treasury shares, solely for the purpose of issuance upon conversion of the Note as herein provided, such number of shares of Common Stock as shall then be issuable upon conversion of this Note. The Corporation covenants that all shares of Common Stock which shall be so issued shall be duly and validly issued and fully paid and nonassessable and free from all taxes, liens and charges with respect to the issue thereof, and, without limiting the generality of the foregoing, the Corporation covenants that it will from time to time take all such action as may be requisite to assure that the par value per share of the Common Stock is at all times equal to or less than the effective Conversion Rate. The Corporation will take all such action as may be necessary to assure that all such shares of Common Stock may be so issued without violation of any applicable law or regulation, or of any requirements of any national securities exchange upon which the Common Stock of the Corporation may be listed. The Corporation will not take any action which results in any adjustment of the Conversion Price if the total number of shares of Common Stock issued and issuable after such action upon conversion of this Note would exceed the total number of shares of Common Stock then authorized by the Corporation's Certificate of Incorporation. The Corporation has not granted and will not grant any right of first refusal with respect to shares issuable upon conversion of this Note, and there are no preemptive rights associated with such shares.

2. Fractional shares. In lieu of issuing any fraction of a share upon the conversion of this Note, the Corporation shall pay to the holder hereof for any fraction of a share otherwise issuable upon the conversion, cash equal to the same fraction of $0.18.

3. Prepayment. This Note may be prepaid without penalty. In the case of each prepayment of less than all of the outstanding Notes, the principal amount to be prepaid shall be allocated among the respective Notes and the holders thereof so that the principal amount to be prepaid to each holder shall bear the same ratio to the aggregate principal amount then to be prepaid as the principal amount of Notes then held by such holder bears to the aggregate principal amount of Notes then outstanding. Five (5) business days prior to any prepayment hereunder the Corporation shall provide written notice to each Note holder indicating the date and amount of such prepayment. The Note holder shall have the right to convert the principal amount of any such prepayment prior to date of prepayment.

4.    Subordination.

            (a) The Corporation, for itself, its successors and assigns, covenants and agrees, and each holder of this Note by his acceptance thereof likewise covenants and agrees, that the payment of the principal of and interest on each and all of this Note shall be subordinate and subject, to the extent and in the manner hereinafter set forth, in right of payment to the prior payment in full of all Senior Indebtedness.

            (b) Upon any distribution of assets of the Corporation upon any dissolution, winding up, liquidation, or reorganization of the Corporation, whether in bankruptcy, insolvency, or receivership proceedings or upon an assignment for the benefit of creditors of any other dissolution, winding up, liquidation, or reorganization of the Corporation:

                  (i) All Senior Indebtedness shall first be paid in full, or provision made for such payment in full of the principal thereof, and premium, if any, and interest thereon, before any payment is made on account of the principal of, or interest on, the Notes;

                  (ii) Any payment or distribution of assets of the Corporation of any kind or character, whether in cash, property, or securities (other than stock of the Corporation as reorganized or readjusted or securities of the Corporation or any other corporation provided for by a plan of reorganization or readjustment the payment of which is subordinate, at least to the extent provided in this Section with respect to the Notes, to the payment of all Senior Indebtedness at the time outstanding and to any securities issued in respect thereof under any such plan of reorganization or readjustment), to which the holder of this Note would be entitled except for the provisions of this Section shall be paid by the liquidating trustee or agent or other person making such payment of distribution, whether a trustee in bankruptcy, receiver, or liquidating trustee or other trustee or agent, directly to the holders of Senior Indebtedness or their representative or representatives or the trustee or trustees under any indenture under which any instruments evidencing any of such Senior Indebtedness may have been issued, ratably according to the aggregate amounts remaining unpaid on account of the principal of, and premium, if any, and interest on, the Senior Indebtedness held or represented by each, to the extent necessary to make payment in full of all Senior Indebtedness remaining unpaid, after giving effect to any concurrent payment or distribution, or provision therefor, to the holders of such Senior Indebtedness; and

                  (iii) In the event that, notwithstanding the foregoing, any payment or distribution of assets of the Corporation of any kind or character, whether in cash, property, or securities (other than stock of the Corporation as reorganized or readjusted or securities of the Corporation or any other corporation provided for by a plan of reorganization or readjustment the payment of which is subordinate, at least to the extent provided in this Section with respect to the Note, to the payment of all Senior Indebtedness at the time outstanding and to any securities issued in respect thereof under any such plan of reorganization or readjustment), shall be received by the holder of this Note before all Senior Indebtedness is paid in full, or provision made for its payment, such payment or distribution shall be paid over to the holders of Senior Indebtedness remaining unpaid or unprovided for or their representative or representatives or to the trustee or trustees under any indenture under which any instruments evidencing any of such Senior Indebtedness may have been issued, as provided in the foregoing subparagraph (2), for application to the payment of such Senior Indebtedness until all such Senior Indebtedness shall have been paid in full after giving effect to any concurrent payment or distribution, or provision therefor, to the holders of such Senior Indebtedness.

            (c) Subject to the payment in full of all Senior Indebtedness, the holder of this Note shall be subrogated to the rights of the holders of Senior Indebtedness to receive payments or distributions of cash, property, or securities of the Corporation applicable to the Senior Indebtedness until the principal of and interest on this Note shall be paid in full, and no such payments or distributions in respect of this Note of cash, property, or securities distributable to the Senior Indebtedness under the provisions here shall, as between the Corporation, its creditors other than the holders of Senior Indebtedness, and the holder of this Notes, be deemed to be a payment by the Corporation to or on account of this Note. It is understood that the provisions of this Section are and are intended solely for the purpose of defining the relative rights of the holder of this Note, on the one hand, and the holders of the Senior Indebtedness on the other hand. Nothing contained in this Section is intended to or shall impair, as between the Corporation, its creditors other than the holders of Senior Indebtedness, and the holder of this Note, the absolute and unconditional obligation of the Corporation to pay the holder of this Note the principal of and interest on this Note as and when the same shall become due and payable in accordance with their terms, or is intended to or shall affect the relative rights of the holder of this Note and creditors of the Corporation other than the holders of the Senior Indebtedness; nor shall anything herein or therein prevent the holder of this Note from exercising all remedies otherwise permitted by applicable law upon default under this Note, subject to the rights, if any, under this Section of the holders of Senior Indebtedness in respect of cash, property or securities of the Corporation received upon the exercise of any such remedy.

            (d) Upon any distribution of assets of the Corporation referred to in this Section, the holder of this Note shall be entitled to rely upon a certificate of the liquidating trustee or agent or other person making any distribution to such holder for the purpose of ascertaining the persons entitled to participate in such distribution, the holders of the Senior Indebtedness and other indebtedness of the Corporation, the amount thereof or payable thereon, and all other facts pertinent thereto or to this Section.

            (e) If there shall have occurred a default in the payment of the principal of (or premium, if any) or interest on any Senior Indebtedness, then, unless and until such default shall have been cured or waived, no payment of principal or interest shall be made by the Corporation on this Note, and no holder of this Note shall be entitled to receive any such payment. Nothing contained in this Section shall, however (1) affect the obligation of Corporation to make or prevent the Corporation from making, at any time, except during the pendency of any dissolution, winding up, liquidation, or reorganization proceedings or except as provided in the first sentence of this subsection, payments of principal of or interest on this Note, or (2) prevent the application by any paying agent of any moneys deposited with it by the Corporation to the payment of or on account of the principal of, or interest on, this Note, if, at the time of such deposit, the paying agent did not have written notice of any event prohibiting the making of such payment or deposit by the Corporation; or (3) be construed as preventing the occurrence of any Event of Default hereunder.

            (f) No right of any present or future holder of any Senior Indebtedness of the Corporation to enforce subordination as herein provided shall at any time or in any way be prejudiced or impaired by any act or failure to act on the part of the Corporation or by any act or failure to act, in good faith, by any such holder, or by an noncompliance by the Corporation with the terms, provisions, and covenants of this Note, regardless of any knowledge thereof any such holder may have or be otherwise charged with.

            (g) Any renewal or extension of the time of payment of any Senior Indebtedness or the exercise by the holders of Senior Indebtedness of any of their rights under the Senior Indebtedness, including without limitation the waiver of default thereunder or the release of any security therefor, may be made or done all without notice to or assent from the holder of this Note. No compromise, alteration, amendment, modification, extension, renewal, or other change of, or waiver, consent, or other action in respect of, any liability or obligation under or respect of, or of any of the terms, covenants, or conditions or any indenture or other instrument under which any Senior Indebtedness is outstanding or of such Senior Indebtedness, and no release of property securing any Senior Indebtedness, whether or not such release is in accordance with the provisions of any applicable document, shall in any way alter or affect any of the provisions of this Section.

            (h) "Senior Indebtedness" for purposes of this Section shall mean all indebtedness (principal and interest) now existing or hereafter incurred of the Corporation for money borrowed from banks or other financial institutions:
(i) which is secured by the assets of the Corporation; and (ii) is not by its express terms subordinate and junior to or on parity with this Note.

5. Default. If any of the following events occur ("Event of Default"), the entire unpaid principal amount of, and accrued and unpaid interest on, this Note shall immediately be due and payable, and the Corporation shall pay all costs of collection including, but not limited to, reasonable attorneys' fees and expenses incurred by the owner(s) or its assigns on account of such collection, whether or not suit is brought:

            (a) The Corporation fails to pay the principal of this Note at its maturity;

            (b) The Corporation commences any voluntary proceeding under any bankruptcy, reorganization, arrangement, insolvency, readjustment of debt, receivership, dissolution, or liquidation law or statute, of any jurisdiction, whether now or subsequently in effect; or the Corporation is adjudicated as bankrupt by a court of competent jurisdiction; or the Corporation petitions or applies for, acquiesces in, or consents to, the appointment of any receiver or trustee of the Corporation or for all or substantially all of its property or assets; or the Corporation makes an assignment for the benefit of its creditors; or the Corporation admits in writing its inability to pay its debts as they mature; or

            (c) There is commenced against the Corporation any proceeding relating to the Corporation under any bankruptcy, reorganization, arrangement, insolvency, readjustment of debt, receivership, dissolution, or liquidation law or statute, of any jurisdiction, whether now or subsequently in effect, and the proceeding remains undismissed for a period of 60 days or the Corporation by any act indicates its consent to, approval of, or acquiescence in the proceeding; or a receiver or trustee is appointed for the Corporation or for all or substantially all of its property or assets, and the receivership or trusteeship remains undischarged for a period of 60 days; or a warrant of attachment, execution or similar process is issued against any substantial part of the property or assets of the Corporation, and the warrant or similar process is not dismissed or bonded within 60 days after the levy.

6. Registered owner. The Corporation shall treat the person or persons whose name or names appear on this Note as the absolute owner or owners hereof for the purpose of receiving payment of, or on account of, the principal and interest due on this Note and for all other purposes, unless and until written notice satisfactory to the Corporation is provided by the registered owner of assignment hereof.

7. Assignment. The Corporation may assign its rights hereunder to any person or entity. No assignment of rights or obligations shall be effective until delivery of written notice of such assignment is made by the assigning party to the other party hereto.

8. Release of shareholders, officers and directors. This Note is the obligation of the Corporation only, and no recourse shall be had for the payment of any principal or interest hereon against any shareholder, officer or director of the Corporation, either directly or through the Corporation, by virtue of any statute for the enforcement of any assessment or otherwise. The holder or holders of this Note, by the acceptance hereof, and as part of the consideration for this Note, release all claims and waive all liabilities against the foregoing persons in connection with this Note.

9. Amendments. With the consent of the holders of a majority of the principal amount of outstanding Notes, evidenced by a written instrument or instruments, Payor may amend the Notes by executing and delivering to the holders an amendment thereto for the purpose of adding any provisions to or changing in any manner or eliminating any of the provisions of the Notes or of modifying in any manner the rights of the holders; provided, however, that no such amendment shall, without the consent of the holder of each outstanding Note affected thereby:
            (a) Change the stated maturity of the principal of any Note, or reduce the principal amount thereof or the interest thereon, or the currency in which any Note or the interest thereon is payable, or impair the right to institute suit for the enforcement of any such payment on or after the stated maturity thereof (or, in the case of prepayment, or after the prepayment date);

            (b) Reduce the percentage in principal amount of the outstanding Notes, the consent of whose holders is required for any amendment, or the consent of whose holders is required for any waiver of compliance with the provisions hereof; or

            (c) Modify any of the provisions of this Section, except to increase any such percentage or to provide that other provisions of the Notes cannot be modified or waived without the consent of the holder affected thereby.

Upon the execution and delivery of any amendment in accordance with this Section, the Notes shall be modified in accordance therewith, and every holder of Notes theretofore or thereafter executed and delivered shall be bound thereby.

10. Governing Law. The Notes and all terms and conditions herein shall be governed by and construed and in accordance with the laws of the State of Vermont excluding the state's conflict of law provisions.

11. Exclusive Jurisdiction. With respect to actions and proceedings to enforce the provisions of, arising from, or relating to this Note, the holder, by acceptance of this Note, consents to personal jurisdiction in the state or federal courts of the State of Vermont and irrevocably agrees that all such actions and proceedings shall be litigated exclusively in such courts. Further, each of the parties hereto waives any objection that it may have to the conduct of any action or proceeding in any such court based on improper venue or forum non conveniens. Each of the parties hereto waives personal service of any and all process upon it and agrees that valid service of process may be made by mail or courier service directed to it at the address set forth herein and that service so made shall be deemed to be completed upon the earlier of actual receipt or ten (10) days after the same shall have been posted.

                     [REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

      IN WITNESS WHEREOF, the Corporation has signed this Note this 20th day of December 2000.

                                       eNote.com Inc.


                                  By:__________________
                                     Name:
                                     Title:

REGISTERED OWNER:

Friedlander Capital Management Corp.


By:___________________________
   Name:
   Title:

                                                                    Exhibit 4.47

THIS WARRANT AND THE SHARES OF COMMON STOCK ISSUABLE UPON EXERCISE OF THIS WARRANT HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 (THE "ACT") OR ANY APPLICABLE STATE SECURITIES LAW, AND MAY NOT BE TRANSFERRED EXCEPT (i) PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT UNDER THE ACT OR (ii) UPON FIRST FURNISHING TO THE COMPANY AN OPINION OF COUNSEL SATISFACTORY TO THE COMPANY THAT SUCH TRANSFER IS NOT IN VIOLATION OF THE REGISTRATION REQUIREMENTS OF THE ACT OR ANY APPLICABLE STATE SECURITIES LAW.

                 To Subscribe for and Purchase Common Stock of
                                eNote.com Inc.

                         VOID AFTER December 20, 2003

Warrant No. 9-A                                          As of December 20, 2000

      THIS CERTIFIES that, for value received, FRIEDLANDER CAPITAL MANGAGEMENT CORP., or its registered assigns, is entitled, subject to the terms of Section 1 hereof, to subscribe for and purchase from eNote.com Inc., a Delaware corporation (hereinafter called the "Company"), at the price of $0.18 per share (such price, as from time to time to be adjusted as hereinafter provided, being hereinafter called the "Warrant Price"), at any time on or prior to December 20, 2003 up to 5,555,556 fully paid, nonassessable shares of Common Stock, par value $.01 per share, of the Company ("Common Stock"), subject, however, to the provisions and upon the terms and conditions hereinafter set forth.

      Section 1. Exercise of Warrant. This Warrant may be exercised by the holder hereof, in whole or in part (but not as to a fractional share of Common Stock), by the completion of the subscription form attached hereto and by the surrender of this Warrant (properly endorsed) at the office of the Company in Williston, Vermont (or at such other agency or office of the Company in the United States as it may designate by notice in writing to the holder hereof at the address of the holder hereof appearing on the books of the Company), and by payment to the Company of the Warrant Price, in cash or by certified or official bank check, for each share being purchased. In the event of any exercise of the rights represented by this Warrant, a certificate or certificates for the shares of Common Stock so purchased, registered in the name of the holder hereof, shall be delivered to the holder hereof within a reasonable time, not exceeding fifteen (15) business days, after the rights represented by this Warrant shall have been so exercised; and, unless this Warrant has expired or been exercised in full, a new Warrant representing the number of shares (except a remaining fractional share), if any, with respect to which this Warrant shall not then have been exercised shall also be issued to the holder hereof within such time. With respect to any such exercise, the holder hereof shall for all purposes be deemed to have become the holder of record of the number of shares of Common Stock evidenced by such certificate or certificates from the date on which this Warrant was surrendered and payment of the Warrant Price was made irrespective of the date of delivery of such certificate, except that, if the date of such surrender and payment is a date on which the stock transfer books of the Company are closed, such person shall be deemed to have become the holder of such shares at the close of business on the next succeeding date on which the stock transfer books are open. No fractional shares shall be issued upon exercise of this Warrant. If any fractional interest in a share of Common Stock would, except for the provisions of this Section 1, be delivered upon any such exercise, the Company, in lieu of delivering the fractional share thereof, shall pay to the holder hereof an amount in cash equal to the current market price of such fractional interest as determined in good faith by the Board of Directors of the Company.

      Section 2.  Adjustment of Number of Shares.

      (a) Reclassification, Consolidation or Merger. In the event of any reclassification or change of outstanding securities of the Common Stock, or in the event of any consolidation or merger of the Company with or into another corporation or entity, other than a consolidation or merger with another corporation or entity in which the Company is the continuing corporation and which does not result in any reclassification, conversion or change of outstanding Common Stock, or in the event of any sale of all or substantially all of the assets of the Company, the Company, or such successor or purchasing corporation or entity, as the case may be, shall execute a new warrant certificate (the "New Warrant Certificate"), providing that the Holder of this Warrant shall have the right to exercise such new warrants and procure upon such exercise, in lieu of each share of Common Stock issuable upon exercise of the Warrants, the kind and amount of shares of stock, other securities, money and property receivable upon such reclassification, conversion, change, consolidation or merger by a holder of one share of Common Stock.

      (b) Subdivisions, Combinations and Stock Dividends. If at any time while this Warrant is outstanding and unexpired the Company shall subdivide or combine its Common Stock, or shall pay a dividend with respect to Common Stock payable in, or make any other distribution with respect to its Common Stock consisting of, shares of Common Stock, then the number of Warrant Shares for which this Warrant is exercisable shall be adjusted, from and after the date of determination of stockholders entitled to receive such dividend or distribution, to that number determined by multiplying the number of Warrant Shares for which this Warrant is exercisable immediately prior to such date of determination by a fraction (i) the numerator of which shall be the total number of shares of Common Stock outstanding immediately after such dividend or distribution and
(ii) the denominator of which shall be the total number of shares of Common Stock outstanding immediately prior to such dividend or distribution.

      (c) Notice of Adjustment. Upon any adjustment of the Warrant Price, then and in each such case the Company shall give written notice thereof, by first class mail, postage prepaid, addressed to the Warrant holder at the address of such holder as shown on the books of the Company, which notice shall state the Warrant Price resulting from such adjustment, setting forth in reasonable detail the method of calculation and the facts upon which such calculation is based.

      (d) Stock to Be Reserved. The Company will at all times reserve and keep available out of its authorized Common Stock or its treasury shares, solely for the purpose of issuance upon the exercise of this Warrant as herein provided, such number of shares of Common Stock as shall then be issuable upon the exercise of this Warrant provided, however, that the Company has an insufficient number of shares of authorized Common Stock available to reserve the requisite number of shares issuable upon exercise of this warrant, the Company will reserve an amount equal to the remaining number of authorized shares, allocated pro-rata among Warrants 3-A and 4-A. In such case, the Company will use its best efforts to seek shareholder approval to increase the Company's authorized Common Stock and reserve the additional shares necessary for issuance upon exercise of this Warrant.

      (e) Definition of Common Stock. As used herein the term "Common Stock" shall mean and include the 25,000,000 shares of Common Stock, par value $.01 per share, as authorized on the date of this and any additional Common Stock, par value $.01 hereinafter authorized.

      Section 3.  Notices of Record Dates.  In the event of:

     (a) any taking by the Company of a record of the holders of any class of securities for the purpose of determining the holders thereof who are entitled to receive any dividend or other distribution (other than cash dividends out of earned surplus), or any right to subscribe for, purchase or otherwise acquire any shares of stock of any class or any other securities or property, or to receive any right to sell shares of stock of any class or any other right; or

      (b) any capital reorganization of the Company, any reclassification or recapitalization of the capital stock of the Company or any transfer of all or substantially all the assets of the Company to or consolidation or merger of the Company with or into any other corporation or entity; or

      (c) any voluntary or involuntary dissolution, liquidation or winding-up of the Company,

then and in each such event the Company will give notice to the holder of this Warrant specifying: (i) the date on which any such record is to be taken for the purpose of such dividend, distribution or right and stating the amount and character of such dividend, distribution or right; and (ii) the date on which any such reorganization, reclassification, recapitalization, transfer, consolidation, merger, dissolution, liquidation or winding-up is to take place, and the time, if any is to be fixed, as of which the holders of record of Common Stock will be entitled to exchange their shares of Common Stock for securities or other property deliverable upon such reorganization, reclassification, recapitalization, transfer, consolidation, merger, dissolution, liquidation or winding-up. Such notice shall be given at least 10 days and not more than 90 days prior to the date therein specified, and such notice shall state that the action in question or the record date is subject to (x) the effectiveness of a registration statement under the Securities Act of 1933 and applicable state securities laws, or (y) a favorable vote of stockholders, if either is required.

      Section 4.  No Stockholder Rights or Liabilities.

      (a) Except as set forth in paragraph 4(b), this Warrant shall not entitle the holder hereof to any voting rights or other rights as a stockholder of the Company. No provision hereof, in the absence of affirmative action by the holder hereof to purchase shares of Common Stock, and no mere enumeration herein of the rights or privileges of the holder hereof shall give rise to any liability of such holder for the Warrant Price or as a stockholder of the Company, whether such liability is asserted by the Company or by creditors of the Company.

      (b) At any time while this Warrant is outstanding, the Company shall,prior to making any distribution of its property or assets to the holders of its Common Stock as a dividend in liquidation or partial liquidation or by way of return of capital or any dividend payable out of funds legally available for dividends under the laws of the State of Delaware, give to the holder of this Warrant, not less than 20 days prior written notice of any such distribution. If such holder shall exercise this Warrant on or prior to the date of such distribution set forth in such notice, such holder shall be entitled to receive, upon such exercise: (i) the number of shares of Common Stock receivable pursuant to such exercise; and (ii) without payment of any additional consideration, a sum equal to the amount of such property or assets as would have been payable to the holder hereof as an owner of the shares described in clause (i) of this paragraph 4(b) had the holder hereof been the holder of record of such shares on the record date for such distribution; and an appropriate provision with respect to such payment to such holder as described in this paragraph 4(b) shall be made a part of any such distribution.

      Section 5. Lost, Stolen, Mutilated or Destroyed Warrant. If this Warrant is lost, stolen, mutilated or destroyed, the Company may, on such terms as to indemnity or otherwise as it may in its discretion reasonably impose (which shall, in the case of a mutilated Warrant, include the surrender thereof), issue a new Warrant of like denomination and tenor as the Warrant so lost, stolen, mutilated or destroyed. Any such new Warrant shall constitute an original contractual obligation of the Company, whether or not the allegedly lost, stolen, mutilated or destroyed Warrant shall be at any time enforceable by anyone.

      Section 6. Notices. Any notice to be given to either party under this Warrant Certificate shall be in writing and shall be deemed to have been given to the Company or the Holder hereof, as the case may be, when delivered in hand or when sent by first class mail, postage prepaid, addressed, if to the Company, at its principal office and, if to the Holder hereof, at its address as set forth in the Company's books and records or at such other address as the Holder hereof may have provided to the Company in writing.

      Section 7. Governing Law. This Warrant shall be governed by and construed in accordance with the laws of the State of Vermont, without giving effect to such jurisdiction's principles of conflict of laws.

      Section 8. Exclusive Jurisdiction. With respect to actions and proceedings to enforce the provisions of, arising from, or relating to this Warrant or the Warrant, the holder, by acceptance of this Warrant, consents to personal jurisdiction in the state or federal courts of the State of Vermont and irrevocably agrees that all such actions and proceedings shall be litigated exclusively in such courts. Further, each of the parties hereto waives any objection that it may have to the conduct of any action or proceeding in any such court based on improper venue or forum non conveniens. Each of the parties hereto waives personal service of any and all process upon it and agrees that valid service of process may be made by mail or courier service directed to it at the address set forth herein and that service so made shall be deemed to be completed upon the earlier of actual receipt or ten (10) days after the same shall have been posted.








                        [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

     IN WITNESS WHEREOF, the duly authorized agent of eNote.com Inc. has executed this Warrant as of the 20th day of December, 2000.

                                          ENOTE.COM INC.


                                          By:_____________________________
                                             Name:
                                             Title:


[Corporate Seal]
Attest:


__________________________
Secretary

                        SUBSCRIPTION FORM TO BE EXECUTED
                          UPON EXERCISE OF THE WARRANT


                                                      Date:
                                                           ----------------

To: eNote.com Inc.

      The undersigned, pursuant to the provisions set forth in the within Warrant, hereby agrees to subscribe for and purchase [__________] shares of Common Stock covered by such Warrant, and herewith tenders $[____________] in full payment of the purchase price for such shares as provided in the within Warrant.



                              Name of Holder:

                              By:     ___________________________________

                              Address ___________________________________

                                      ___________________________________

                                                                    Exhibit 4.48

                             As of December 20, 2000


Mr. Burton G. Friedlander
Friedlander Capital Management Corp.
104 Field Point Rd.
Greenwich, CT  06830

      Re:   eNote.com Inc. (the "Company")

Dear Burt:

      The purpose of this letter is to confirm the agreement of the Company to extend the termination date of the Warrants listed below as indicated:

 Warrant No. 1-A dated August 17, 2000 termination date - August 17, 2003. Warrant No. 3-A dated September 11, 2000 termination date - September 11, 2003. Warrant No. 4-A dated October 12, 2000 termination date - October 12, 2003. Warrant No. 5-A dated October 26, 2000 termination date - October 26, 2003. Warrant No. 6-A dated November 9, 2000 termination date - November 9, 2003. Warrant No. 7-A dated November 22, 2000 termination date - November 22, 2003.

                                    Very truly yours,


                                    ENOTE.COM INC.

                                    By:_______________________


Acknowledged and Agreed
FRIEDLANDER CAPITAL MANAGEMENT CORP.

By:_____________________________________

                                                                   Exhibit 10.22



                               September 26, 2000


Mr. John R. Varsames
10 Fairholt
Burlington, VT 05401

      Re:   Separation Agreement

Dear Mr. Varsames:

      This Letter Agreement dated as of September 26, 2000 is by and between John R. Varsames ("Varsames") and eNote.com Inc., a Delaware corporation (the "Company"). This Letter sets forth the agreements of the parties hereto in connection with separation of Varsames as a director, officer and majority shareholder of the Company as more fully set forth herein.

1. Varsames shall immediately transfer all right, title and interest in 6,700,000 shares of Company Common Stock, par value $.01 per share, to the Company and shall execute a stock power, in blank, in a form acceptable to the Company and its transfer agent to fully complete such transfer.

2. For a period of time not to exceed one year from the date hereof, the Company shall pay all insurance premiums related to health insurance covering Varsames and his family and continued by the Company in compliance with the Consolidated Omnibus Reconciliation Act of 1985 (COBRA).

3. Varsames for good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, by these presents does for himself, his assigns, heirs,executors and administrators, hereby remise, release and forever discharge the Company, and its successors and assigns of and from all, and all manner of action and actions, cause and causes of action, suits, debts, dues, sums of money, accounts, reckonings, bonds, bills, specialties, covenants, contracts, controversies, agreements, promises, variances, trespasses, damages, judgments, extent, executions, claims and demands whatsoever, in law or in equity, he has ever had, now has, or which his assigns, heirs, executors or administrators hereafter, can, shall or may have for, upon, or by reason of any matter, cause or thing whatsoever from the beginning of Company's existence to the day of the date of these presents, except as may arise under the terms and conditions of this Letter Agreement. Any claim by Varsames pursuant to any other agreement between Varsames and the Company, its subsidiaries or its affiliates related to the acquisition of the assets of, or the equity interests in, WebATM, Inc., a Delaware corporation, or SolutioNet Ltd, a Delaware corporation shall be independent of this release.

4. The Company for good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged,by these presents does for itself, its assigns, and successors, hereby remise, release and forever discharge Varsames, and his assigns, heirs, executors and administrators, of and from all, and all manner of action and actions, cause and causes of action, suits, debts, dues, sums of money, accounts, reckonings, bonds, bills, specialties, covenants,
               contracts,   controversies,   agreements,  promises,   variances,
              trespasses,  damages,  judgments,  extent,  executions, claims and demands whatsoever, in law or in equity, it has ever had, now has, or which its assigns or successors hereafter, can, shall or may have for, upon, or by reason of any matter, cause or thing whatsoever from the beginning of Company's existence to the day of the date of these presents, if such matters have previously been disclosed by Varsames to the Company,except as may arise under the terms and conditions of this Letter Agreement . Any claim by the Company pursuant to any other agreement between Varsames and the Company, its subsidiaries or its affiliates related to the acquisition of the assets of, or the equity interests in, WebATM, Inc., a Delaware corporation, or SolutioNet Ltd, a Delaware corporation, shall be independent of this release.

5. Varsames hereby resigns as a member of the Board of Directors of the Company, effective immediately, and the Company hereby accepts such resignation.

6. The parties hereto acknowledge and agree that this is an irrevocable binding agreement enforceable in accordance with its terms and that performance hereunder is not subject to or otherwise conditioned upon the performance or enforceability of any other agreement, express or implied.

7. This Agreement shall be governed by, and construed in accordance with, the laws of the State of Vermont. The parties hereto agree that any suit for the enforcement of this Agreement may be brought in the courts of the State of Vermont or any federal court sitting therein and each party consents to the exclusive jurisdiction of such courts. The parties hereby waive any objection that either of them may now or hereafter have to the venue of any such suit or any such court or that such suit was brought in an inconvenient court.

      Please acknowledge your agreement with the foregoing by signing where indicated below.

                                          ENOTE.COM INC.


                                    By:_______________________________
                                       Name:
                                       Title:

                                       _______________________________
                                       John R. Varsames