Form 10KSB
period 2000-12-31
ENOTE COM INC
filed 2001-10-15
CIK 58636

THE FINANCIAL STATEMENTS CONTAINED IN THIS ANNUAL REPORT HAVE NOT BEEN AUDITED
 IN COMPLIANCE WITH THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.

[_]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.


                          Commission File Number 0-7349

                                 eNote.com Inc.
                     (Name of small business issuer in its charter)

Delaware                                                59-345315
(State or other jurisdiction                  (IRS Employer Identification No.)
of incorporation or organization)
or organization)

188 Allen Brook Lane, Williston, Vermont                   05495
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number:                              (802) 288-9000

Securities registered under Section 12(b) of the Exchange Act:

Title of Classes                      Name of Each Exchange on Which Registered
----------------                     ------------------------------------------

Common Stock, par value $.01 per share.                 Not applicable.

Securities registered under Section 12(g) of the Exchange Act: None.

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
     Yes [ ]          No [X]

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer had no revenue for its most recent fiscal year.

     As of October 1, 2001, the Issuer had 4,399,874 shares of Common Stock, $.01 par value, outstanding. On that date, the aggregate market value of the Common Stock held by non-affiliates of the Issuer was $4,399 (based on the average of the reported high and low sales prices on the what is commonly known as the "Grey Market").

                      DOCUMENTS INCORPORATED BY REFERENCE



     Transitional Small Business Disclosure Format (check one):
         Yes [ ]           No [X]

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

Item 1.  Description of Business.

Corporate Background Information.


         We are a Delaware corporation that was formerly known as Webcor Electronics, Inc ("Webcor"). Webcor conducted an initial public offering in May 1982 pursuant to a Form S-1 Registration Statement under the Securities Act of 1933 (the "Securities Act"). In connection with an application to list its Common Stock on the NASDAQ system, Webcor also registered its Common Stock pursuant to Section 12(b) of the Securities Exchange Act of 1934 (the "Exchange Act"). As a result of a 1989 bankruptcy proceeding, Webcor became an inactive shell that had no assets, liabilities or business activities. Webcor remained inactive until March 11, 1997, when its stockholders approved a plan of reorganization proposed by Capston Network Company of Clearwater, Florida ("Capston"). This plan of reorganization authorized Capston to seek a suitable business combination opportunity for Webcor, authorized a series of changes in Webcor's corporate structure, and granted stock to Capston and others for services rendered in connection with the implementation of the plan of reorganization. After investigating a number of opportunities, Capston negotiated an agreement with the stockholders of Navis Technologies, Ltd. ("Navis") in March of 1999 whereby Webcor acquired Navis in a business combination transaction that was structured as a reverse takeover (the "Navis Transaction"). Promptly after the Navis Transaction, we sold 5,000,000 shares of Convertible Preferred Stock ("Preferred Stock") and 2,000,000 Common Stock Purchase Warrants ("Warrants") to Friedlander Capital Management Corp. ("Friedlander") for $5,000,000 in cash (the "Friedlander Transaction").

         After the Navis Transaction, we continued the operations of Navis, which focused exclusively on the development of the TVemail(TM) System, under our new name eNote.com Inc. The TVemail(TM) System is designed to function as a low cost Internet alternative for customers who want access to e-mail and other limited online services, but want to avoid the cost and complexity of a personal computer ("PC") or network computer ("NC") based system. Between April 1999 and July 2000, we actively expanded our operations and a working prototype of the TVemail(TM) System was completed. During that period of time the Company was not generating revenue and we funded operations primarily with the capital received in the Friedlander Transaction and the sale of equity in an offshore private placement for approximately $4,963,878 in cash (the "Offshore Transaction"). Commencing in August 2000, as a result of a lack of additional capital to fund ongoing operations, the Company rapidly scaled back operations, decreased its number of employees and slowed development of the TVemail(TM) System. From August 2000 through December 31, 2000, the Company's operations were reduced to a minimum and the Company's Board of Directors and majority stockholder, Friedlander, evaluated the TVemail(TM) System and the best strategic plan in order to commercialize the technology developed in connection with the TVemail(TM) System.

         On December 31, 2000, the Company had reduced the number of full-time employees employed by the Company to 9. In addition to an overall reduction in employees, the Company's management team was significantly reduced by the departure of several key executives, whom, with one exception, the Company has not replaced. These departures include Daniel Peterson, Vice President of Business Development, John R. Varsames, President and Chief Executive Officer (who was replaced for a limited period of time by George Horton), George Horton, President and Chief Executive Officer, Mark Boucher, Vice President of Finance, Erik Lundberg, Vice President of Information Technology, Richard Schaaf, Vice President of Market Deployment, and Michael T. Grennan, Chief Financial Officer. Mr. Grennan rejoined the Company as Vice President and Chief Financial Officer on December 26, 2000 and he is currently the only executive officer employed by the Company.

         Commencing in August of 2000, our operations have been funded almost entirely by Friedlander through the issuance of additional convertible debt and equity securities.

Business Overview.

         Originally, the TVemail(TM) System was developed to provide low cost e-mail and Internet service to the consumer market as a whole. It was determined that there was a demand for a product to provide email and limited internet services to those groups and individuals that are currently not served or are under served by computers and the Internet. It was thought that this low cost combination of television viewed e-mail and limited online services would appeal to a large segment of the potential market and help transform advertising, electronic commerce and information delivery for the consumer mass market.

         As a result of limited capital resources, development issues and other barriers to entry, we concluded that it was not feasible for the Company to initially commercialize the TVemail(TM) System in the mass consumer market. Instead a strategic decision was made in the fourth quarter of 2000 to capitalize on the developed technology used in the TVemail(TM) System and strategically market such technology to certain narrowly defined niche markets. The initial niche market that we are targeting is hospital neonatal intensive care units ("NICUs"). We believe the TVemail(TM) System is a good communications system to facilitate electronic communication between an NICU and the families of critically ill children under their care. The system can be easily integrated into current hospital networks, provide daily status reports, images and useful content and can allow families to email questions to NICU staff on a regular basis.

The TVemail(TM) System.

         TVemail(TM) is a low cost, easy-to-use information appliance that allows the user access to email and content such as news and information, without the need for a PC or any Internet related know-how. The small set-top unit uses the television as a display system and connects to a dedicated ISP via a standard phone line. The system allows instant access to the "mailbox" content without the difficulty and delay associated with current PC-based solutions. The appliance is automatically programmed to download email and content on a predetermined schedule, or, the user can manually implement a dial-up, which retrieves email and content from the server immediately. The experience is meant to be as simple as watching television or checking an answering machine.

         The TVemail(TM) system has been designed to address the issues and hurdles not yet addressed by other means of accessing the Internet. This email-based solution has the potential to replace other, more complicated technologies as the premier method to reach users for information, advertising, and communication. By utilizing internal memory, a user can work off-line with the dedicated content and information provided by the sponsoring organization involved with the distribution of the TVemail(TM) appliance. This enables an organization to have electronic communication, via the Internet, with all members independent of the member's access to a PC or ability to use one.

         Checking for messages on the TVemail(TM) service is just a matter of turning on the television. By using the EZ Color(TM) graphical user interface and wireless keyboard, navigation through the TVemail(TM) menus is simple. Color-coded, on screen commands correspond with four colored keys on the keyboard.

Technical Overview.

         The TVemail(TM) System is comprised of two principal elements: an in-home terminal, including an infra-red ("IR") receiver, IR keyboard and accessories (the "Client Hardware"), and our back-end server systems (the "Server Systems"). Initial design, engineering and "proof of concept" phases on both the Client Hardware and the Server Systems were completed during 1999. Fully operational versions of the Client Hardware and the Server Systems were deployed on a preliminary test basis during the fourth quarter of 1999. These preliminary trials substantiated our technology and the engineering and design of the Client Hardware and the Server Systems. During the first and second quarter of the calendar year 2000, we conducted more extensive full-scale pilot programs to evaluate the TVemail(TM) System and refined the technology up until the Company scaled back operations in the third quarter of 2000.

Client Hardware.

        Our current version of Client Hardware offers the following features:

        o  A proprietary low-cost network appliance and wireless keyboard;
        o  A blinking LED indicator prompts the user to check messages;
        o A color-coded graphical user interface to guide the user through e-mail and other content functions;
        o  On demand send and receive e-mail functions;
        o  Up to 5 password protected user mailboxes per subscriber;
        o  Storage capacity for up to 250 e-mail messages;
        o  Customized address books for each user; and
        o  Simple text input for e-mail.

         The TVemail(TM) Client Hardware has been designed to satisfy the user's requirements while maintaining an efficient telephone and server usage profile that maximizes the return on the service provider's investment. Since the user cannot be online while creating an e-mail message or fax, the modem is utilized only during prearranged dial-ups, or when the user initiates a manual connection. The Client Hardware can be configured to poll the server to send and receive e-mail and other content between four and twelve times per day depending on user preferences. Individual units can be configured to dial during different time windows so the call load can be distributed throughout the day and concentrated during non-peak usage times.

Server System.

         Our Server System has been designed to be modular, flexible, and compatible with most relational database products. These features will facilitate reporting, scheduling and batch processing, and permit us to send targeted advertising, mass mailings, and surveys to our customers based on their particular location or other demographic information. Additional services such as custom news, stock quotes, games, online banking, and other content will use separate servers to ensure the integrity of the TVemail(TM) System and prevent system crashes in the event that a particular feature goes offline.

Business Strategy.

         Throughout 1999 and the first two quarters of 2000, our business objective was to transform advertising, commerce and information delivery for the consumer mass market through the TVemail(TM) System which combines the convenience of television with e-mail and limited online services. In the long term this remains our overall business objective, however, for the foreseeable future we intend to focus on narrowly defined markets, initially in the health and managed care industries and eventually broaden our market to include the consumer mass market through direct sales.

Health and Managed Care Industries.


         We plan on initially offering our TVemail(TM) appliance through distribution channels developed with specific medical organizations such as hospitals, long term care facilities and private care facilities. The participating organizations will consist of both public and private sector groups, which will benefit from the ability to electronically communicate with 100% of their patients or members, independent of their knowledge of how-to-use a PC or their ownership of one. We call this strategy our "e-Care program." Our "e-Care program" will provide participating medical organizations with a cost effective and efficient means of providing information to its user group such as status reports, educational material, appointment schedules and reminders, images, group announcements and many other types of information. Alternatively, for commercial companies such as brand-name retailers and pharmaceutical companies, it can provide a means to significantly expand the scope of their product offerings to targeted end-users.


         An important component of the success of the e-Care program is the requirement that the end-user be motivated to use the system. Therefore, to accomplish this, an assessment was made to determine the most important information that could be transmitted to a target audience. Based on a determination of a typical household's valuation of alternative information and the objective of securing a dedicated and loyal user base, eNote determined that the parent-child relationship was the most compelling aspect that demands a regular flow of information and commands a high level of priority.

Neonatal Intensive e-Care Program.

         eNote.com will supply participating NICUs with a pre-agreed number of TVemailTM units determined by the number of patients currently under care, plus additional units based on yearly admissions for future distribution. The TVemail(TM) systems will be distributed, at no charge, to the parents of neonatal children complete with a limited amount of service, generally 12 months. The NICUs will subsidize the cost of the system and service in full, prior to distribution. Charitable organizations and fundraising events provide, on a yearly basis, money, which is dedicated to programs that benefit NICUs. Sources of funding would, among others, include: internal budgets, The March of Dimes and The Children's Miracle Network. Because the TVemail(TM) system is inexpensive and the benefits are substantial, eNote believes funds will be readily available to support the program.

         During the course of the day, doctors, nurses and support staff will email status reports, including photo images, at regular intervals to the parents. In addition, meaningful and useful content will be delivered, designed to educate and inform parents. Parents will then have the opportunity to email the doctors and nurses with specific questions about their child. This controlled distribution of information will allow doctors and nurses to track communications accurately, maintain their daily schedules and provide a higher level of service and satisfaction for the parents. The value provided to all parties is so significant that the hospital is willing to cover both the initial cost of the hardware and the on-going operating cost of the system managed by eNote.

         We expect that the benefits to Neonatal Intensive Care Units would include:

        o  Increases quality of care - provides competitive edge
        o  Integrates easily with current healthcare networks
        o  No specialized equipment or software needed at medical facility
        o  Provides traceable, consistent communications with parents
        o  Improves internal efficiencies
        o  Provides "virtual visits" to NICU- may reduce physical visits to NICU
        o  Provides educational platform for greater parental involvement
        o  Affordable

         We expect the benefits to families would include:

        o  Simple,intuitive device-no computer or Internet experience necessary.
        o  Short learning curve - Color-Coded navigation.
        o Provides consistent communication-images and status reports can be delivered daily.
        o Reduced stress and anxiety / increases comfort - greater sense of connectedness to their child and the process of neonatal care.
        o Provides educational content - dedicated information can be delivered daily providing answers to commonly asked questions, explanation of procedures and information related to care for the child once discharged from the hospital.
        o System resides in the family room - information is easily retrieved and shared with other family members.
        o Hassle free operation - automatically sends and receives email and information.

         We expect that once this program demonstrates the value to both the "provider" and the "user" of the information, it can be easily expanded to other parent-child relationships be it prenatal care, post natal questions or other patient-hospital information and communication requirements. In all cases, the deployment and operations costs are covered by the hospital while eNote also benefits from the commercial application directly associated with electronic access to this customer base.

         In association with the neonatal intensive care units at Fletcher Allen Medical Center in Burlington, Vermont and Mary Hitchcock Hospital in Hanover, New Hampshire, eNote has deployed, on a test basis, TVemail(TM) units to select families in the greater Northern Vermont, New Hampshire and upstate New York area. Early results are very positive and discussions are underway to extend and increase the size and scope of the test.

         There are three principal phases to market the TVemail(TM) system to the neonatal intensive care market and direct to consumers:

     o Phase one - Product Development and testing: Product Development has been ongoing since July of 1999. The TVemail(TM) appliance is operating with the basic feature sets of text based email, attachment processing and content delivery (news, weather, sports and dedicated medical information). The system has undergone extensive internal testing resulting in modifications to code, GUI enhancements and attachment processing.

     o Phase Two - Field Testing and Data analysis: In conjunction with the Fletcher Allen Neonatal Intensive Care unit in Burlington, VT, a pilot test program has been underway since September 2000. Approximately 25 TVemail(TM) systems have been deployed to participating families in Northern Vermont, New Hampshire and upstate New York. Families have been receiving, status reports and images sent directly from the neonatal unit nursing staff and doctors. Early reports are extremely positive, with families reporting a greater sense of involvement and connectedness to their child. In addition, families have described the system as easy to use and reported positive impacts on several areas: anxiety, sibling's involvement, communication with extended family, and ease with the breast milk pumping experience. The doctors and nursing staff have reported an increase in efficiency and timesavings associated with using the TVemail(TM)system. eNote expects to increase the size and scope of the field test to include other New England based neonatal units to further verify market interest and gather additional data. Data and feedback gathered during the field test will be used to further enhance final product functionality and to refine the e-Care program guidelines. Enhancements will be made to the GUI (Graphical User Interface) the software code, and back-end support systems.

     o Phase 3 - Product Launch: If we are successful in obtaining sufficient capital resources, we expect to begin commercial deployment of the TVemail(TM) system to interested general consumers by the first quarter of 2002. A database of interested parties has been maintained and contact will be made prior to distribution to determine current interest in the product. This initial distribution will allow for real world analysis of system functionality prior to distribution in the medical environment. A modest advertising budget has been determined for 2002 to test target audiences and further the deployment to non-medical consumers.

         First deployments of the e-Care program are expected in early 2002 after completion of the pilot test program and data analysis is completed. It is expected that first system deployment will occur at the Fletcher Allen Neonatal facility, followed by other New England based hospitals. The Fletcher Allen facility has agreed to assist in the ongoing development of the system and provide vital contacts within the neonatal community both in the U.S. and abroad.

Future Markets.

         Beyond the deployment of the e-Care program designed around the parent-child relationship, eNote has determined there is a market for the TVemailTM appliance in long-term care environments. Independent living communities, rehabilitation centers, and general hospital applications exist which could benefit from the communication capabilities TVemail(TM) has to offer.

         eNote has not found any significant evidence that Internet appliances have entered the medical marketplace. Many companies exist that provide customer relationship management software to hospitals and private practices around the country, however, it is all PC based. In order for the end-user to take advantage of such software, it precipitates the need for a home PC, plus the necessary training to use the software.

         Another barrier is cost. Large-scale implementation of CRM software and equipment is very costly and requires extensive research and allocation of internal resources in order to implement changes to current hospital systems.

Direct to Consumer Sales.

         If we are successful in obtaining sufficient capital resources, we expect to sell TVemail(TM) systems directly to consumers via a toll free number beginning in 2002. A modest direct advertising campaign will be initiated in early 2002 to test various market segments and media effectiveness. We anticipate employing the services of an advertising agency, which specializes in reaching the specific demographic groups most likely to be interested in TVemail(TM). A larger, more comprehensive campaign would then be launched in 2003 to reach gift givers during holiday periods such as Mother's Day, Father's Day and Christmas. In addition, our web site will provide product information and ordering instructions to those individuals (currently on-line) who want to give the TVemail(TM) system as a gift to relatives and friends.

         We expect to advertise the TVemail(TM) appliance to consumers via print and broadcast media in select markets serving the 60+ demographic. Logical market areas will be targeted where a larger proportion of this demographic reside.

Research and Development.

         Since 1996, first as Navis and then as eNote, we have been actively involved in the design, development and testing of components, embedded software and server systems necessary for the effective deployment of the TVemail(TM) System. Substantially all of our Client Hardware and Server Systems are in the final Beta prototype stage. Substantially all of our development activities through December 31, 2000 were financed by capital contributions from the founder of Navis, subordinated third-party debt that was converted into equity in connection with the Navis Transaction, the Friedlander Transaction and the Overseas Transaction.

         During 1999, the Company spent approximately $600,000 on product development. This increased to $2,557,171 for 2000. However, in 2001 it is anticipated that the Company's development costs will decrease substantially.

Government Regulation.

         We could become subject to burdensome government regulation which affects our ability to offer our service or which affects demand for our service. We are subject to varying degrees of federal, state, local and foreign regulation as well as laws enacted by the U.S. Congress and other governments. The Federal Communications Commission (the "FCC") has established regulations that among things set licensure, installation and equipment standards for communications systems. A number of these regulations apply to the TVemail(TM) System and compliance with existing and future regulations may increase our cost of providing the TVemail(TM) service, or otherwise damage the competitive position of the TVemail(TM) service. We are currently in the process of obtaining all required FCC approvals for the TVemail(TM) System. As of December 31, 2000, we had not received any formal approvals and the failure to obtain any required approvals could delay or prevent the rollout of the TVemail System.

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

Service Marks, Patents and Proprietary Technology.

         We have filed federal trademark applications to register the trademarks "TVemail," "eNote.com," "EZ Color," and "Simply Communicate" in the United States. These applications are currently pending. We also have registered a series of domain names with Internic, Inc. and Network Solutions, Inc. We license certain software to be incorporated into our products and certain development tools for internal use in product design. We believe that an inability to effectively protect its intellectual property could have a material adverse effect on our financial condition and results of operations. See "Management's Discussion and Analysis or Plan of Operation-Certain Trends and Uncertainties-The Company Depends on its Intellectual Property, Which May Be Difficult and Costly to Protect." and "Management's Discussion and Analysis or Plan of Operation-Certain Trends and Uncertainties-Technology Licensed From Third Parties."

Competition.

         The competitive market for e-mail, online service access and Internet appliances may limit demand or pricing for the TVemail(TM) System. We expect to experience intense competition from established online service providers such as America Online, Inc., Prodigy Communications Corporation and Microsoft Corporation's WebTV as well as the suppliers of Internet appliances such as Sony. Many companies provide e-mail and online service access and other services, which provide functionality superior to those included in the TVemail(TM) System. As a result of this competition, demand for the TVemail(TM) System may suffer, we may be restricted in the service rates we can charge for the TVemail(TM) System and our business, financial condition and results of operations may be adversely affected. Many of our competitors have significantly greater financial, technical, marketing, distribution, customer support and other resources than we do. Furthermore, many of our competitors have significantly greater experience, better name recognition, more compelling content and easier access to consumers, advertisers and online service providers than we do.

Employees.

         As of December 31, 2000, we had 9 full-time employees (including 1 executive officer) and one part-time employee. We are not subject to any collective bargaining agreements and we consider our relations with employees to be good.

Item 2.  Description of Property.

         We currently sublease approximately 2,000 square feet of office space in Williston, Vermont from Hanley-Wood, LLC pursuant to a Sublease Agreement dated as of February 26, 2001, which provides for rental payments of $2,305 per moth. As of April 2001, either party may terminate the Sublease Agreement upon 30 days prior written notice to the other. If the Company expands its operations, our current premises would be inadequate and it is likely that we would have to seek additional, non-contiguous property to supplement our current office space. We believe that we can lease additional properties as the need arises, although there can be no assurance that any such additional space will be obtained by us on acceptable terms, or at all.

Item 3.  Legal Proceedings.

     The Company is a defendant in an action entitled Dennis C. Wallach v. eNote.com Inc. filed on April 2, 2001 in the Superior Court of Delaware, New
Castle County. Plaintiff is seeking damages of $27,587 plus interest and issuance of a stock option for 25,000 shares for services rendered. eNote has filed an Answer and Counterclaim.

     The Company is a defendant in an action entitled David Wilson Associates, Inc. v eNote.com Inc. filed on March 16, 2001 in Dedham District Court, Dedham Massachusetts. Plaintiff sought damages in the amount of $3,200. A default judgment in the amount of $3,200 has been entered in favor of Plaintiff.

     The Company is a defendant in an action entitled Globtek v eNote.com Inc. filed on March 29, 2001 in Chittenden Superior Court, Chittenden County,
Vermont. Plaintiff alleges an account due in the amount of $356, 521 plus interest. eNote has filed an Answer and Counterclaim.

     The Company is a defendant in an action entitled Pca v eNote.com Inc. filed on April 13, 2001 in Chittenden Superior Court, Chittenden County, Vermont. Defendant has entered into a Stipulation to Judgment in the amount of $5,471.91 plus interest at the rate of 12% per annum. Plaintiff has agreed to withhold execution of the Judgment subject to the payment of $744 per month commencing June 15, 2001. Defendant has not made the September 15th payment.

     The Company is a defendant in action entitled Reptron Electronics, Inc. v eNote.com Inc. filed on June 8, 2001 in Chittenden Superior Court, Chittenden County, Vermont. Plaintiff alleges an amount due for goods sold in the amount of $259,543 plus interest. eNote has filed an Answer and Counterclaim.

     The Company is a defendant in action entitled Sejin America, Inc. v. eNote.com Inc. filed on September 17, 2001 in Chittenden Superior Court, Chittenden County, Vermont. Plaintiff alleges an amount due for goods sold in the amount of $42,800 plus interest. eNote has filed an Answer and Counterclaim.

     The Company is a defendant in an action entitled PC Connection v. eNote.com Inc. filed on August 20, 2001 in Chittenden Superior Court, Chittenden County, Vermont. Plaintiff alleges an account due in the amount of $42,234.71 plus interest. eNote has filed an Answer.
Item 4.  Submission of Matters to a Vote of Security Holders.

         Not Applicable.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Market Information.

         Between April 5, 1999 and December 31, 2000, the Company's Common Stock traded on the OTC Bulletin Board(R) (the "OTCBB") under the trading symbol ENOT. Prior to March 31, 1999, the Common Stock had been thinly and sporadically traded for years under the trading symbol WBET. In late May 2001 the Company's Common Stock was delisted from the OTC Bulletin Board and is currently traded on what is known as the "Grey Market." The "Grey Market" is the trading of a security that is not listed on any stock exchange or quoted on the Pink Sheets or the OTCBB. Grey Market trades are reported to the NASD so that investors can track price and volume amounts. The following quotations were provided by the National Quotation Bureau, LLC, and do not represent actual transactions; these quotations do not reflect dealer markups, markdowns or commissions.

                                        Low Bid              High Ask
Year ended December 31, 1999
    First quarter                       $0.106               $1.62
    Second quarter                      $2.25                $10.125
    Third quarter                       $3.688               $7.125
    Fourth quarter                      $2.938               $4.125


Year ended December 31, 2000
    First quarter                       $3.500               $6.750
    Second quarter                      $1.750               $6.875
    Third quarter                       $1.187               $3.250
    Fourth quarter                      $0.187               $2.625


The High Ask Price in 1999 was $10.125 versus 2000 where it was $6.875. The Low Bid Price in 1999 was $.105 verses 2000 where it was $.187.


Holders.

         At December 31, 2000, the Company's Common Stock was held by 215 holders of record.

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


         On August 17, 2000, the Company borrowed $250,000 from Friedlander pursuant to an 8% Secured Convertible Note originally due December 2, 2000 and subsequently extended to December 31, 2001 and convertible into Common Stock at the ratio of $2.50 of principal for each share of Common Stock. The Company also issued a Warrant to acquire 2,000,000 shares of Common Stock of the Company at a price of $2.50 per share, subsequently decreased to $.18 per share, at any time on or prior to August 17, 2002, subsequently extended to August 17, 2003.


         On August 31, 2000, the Company borrowed $250,000 from eNote International.com Ltd. pursuant to an 8% Secured Convertible Note due December 2, 2000 and convertible into Common Stock at the ratio of $2.50 of principal for each share of Common Stock. The Company is currently in default in its payment obligations to eNote International.com Ltd pursuant to the terms of this Note. The Company also issued a Warrant to acquire 2,000,000 shares of Common Stock of the Company at a price of $2.50 per share at any time on or prior to August 31, 2002.


         On September 11, 2000, the Company borrowed $100,000 from Friedlander pursuant to an 8% Secured Convertible Note originally due December 2, 2000 and subsequently extended to December 31, 2001 and convertible into Common Stock at the ratio of $2.50 of principal for each share of Common Stock. The Company also issued a Warrant to acquire 800,000 shares of Common Stock at a price of $2.50 per share, subsequently decreased to $.18 per share, at any time on or prior to September 11, 2002, subsequently extended to September 11, 2003.


         On September 14, 2000, the Company borrowed $150,000 from Friedlander pursuant to an 8% Secured Note originally due October 14, 2000 and subsequently extended to December 31, 2001 and secured by all the Company's inventory.


         On September 28, 2000, the Company borrowed $150,000 from Friedlander pursuant to an 8% Secured Note originally due October 14, 2000 and subsequently extended to December 31, 2001 and secured by all the Company's inventory.


         On October 12, 2000, the Company borrowed $150,000 from Friedlander pursuant to an 8% Secured Convertible Note due originally due December 2, 2000 and subsequently extended to December 31, 2001 and convertible into Common Stock at the ratio of $1.50 of principal for each share of Common Stock. The Company also issued a Warrant to acquire 2,000,000 shares of Common Stock at a price of $1.50 per share, subsequently decreased to $.18 per share, at any time on or prior to October 12, 2002, subsequently extended to October 12, 2003.


         On October 26, 2000, the Company borrowed $150,000 from Friedlander pursuant to an 8% Secured Convertible Note originally due December 2, 2000 and subsequently extended to December 31, 2001 and convertible into Common Stock at the ratio of $1.00 of principal for each share of Common Stock. The Company also issued a Warrant to acquire 3,000,000 shares of Common Stock at a price of $1.00 per share, subsequently decreased to $.18 per share, at any time on or prior to October 26, 2002, subsequently extended to October 26, 2003.


         On November 9, 2000, the Company borrowed $100,000 from Friedlander pursuant to an 8% Secured Convertible Note originally due December 2, 2000 and subsequently extended to December 31, 2001 and convertible into Common Stock at the ratio of $0.75 of principal for each share of Common Stock. The Company also issued a Warrant to acquire 2,666,667 shares of Common Stock at a price of $0.75 per share, subsequently decreased to $.18 per share, at any time on or prior to November 9, 2002, subsequently extended to November 3, 2003.


         On November 22, 2000, the Company borrowed $120,000 from Friedlander pursuant to an 8% Secured Convertible Note originally due December 2, 2000 and subsequently extended to December 31, 2001 and convertible into Common Stock at the ratio of $.50 of principal for each share of Common Stock. The Company also issued a Warrant to acquire 1,200,000 shares of Common Stock at a price of $.50 per share, subsequently decreased to $.18 per share, at any time on or prior to November 22, 2002, subsequently extended to November 22, 2003.


         On December 7, 2000, the Company borrowed $110,000 from Friedlander pursuant to an 8% Secured Convertible Note due March 1, 2001 and subsequently extended to December 31, 2001 and convertible into Common Stock at the ratio of $.375 of principal for each share of Common Stock. The Company also issued a Warrant to acquire 825,000 shares of Common Stock at a price of $.375 per share, subsequently decreased to $.18 per share, at any time on or prior to December 7, 2003.


         On December 20, 2000 the Company borrowed $50,000 from Friedlander pursuant to an 8% Secured Convertible Note due March 1, 2001 and subsequently extended to December 31, 2001 and convertible into Common Stock at the ratio of $.18 principal for each share of Common Stock. The Company also issued a Warrant to acquire 5,555,556 shares of Common Stock at a price of $.18 per share at any time on or prior to December 20, 2003.


         On January 4, 2001 the Company borrowed $50,000 from Friedlander pursuant to an 8% Secured Convertible Note due March 1, 2001 and subsequently extended to December 31, 2001 convertible into Common Stock at the ratio of $.44 principal for each share of Common Stock. The Company also issued a Warrant to acquire 2,272,727 shares of Common Stock at a price of $.44 per share at any time on or prior to January 4, 2004.


         On January 19, 2001 the Company borrowed $44,000 from Friedlander pursuant to an 8% Secured Convertible Note due March 1, 2001 and subsequently extended to December 31, 2001 convertible into Common Stock at the ratio of $.31 principal for each share of Common Stock. The Company also issued a Warrant to acquire 2,816,000 shares of Common Stock at a price of $.31 per share at any time on or prior to January 19, 2004.


         On February 2, 2001 the Company borrowed $41,000 from Friedlander pursuant to an 8% Secured Convertible Note due March 1, 2001 and subsequently extended to December 31, 2001 and convertible into Common Stock at the ratio of $.28 principal for each share of Common Stock. The Company also issued a Warrant to acquire 2,928,571 shares of Common Stock at a price of $.28 per share at any time on or prior to February 2, 2004.


         On February 15, 2001 the Company borrowed $46,000 from Friedlander pursuant to an 8% Secured Convertible Note due March 1, 2001 and subsequently extended to December 31, 2001 convertible into Common Stock at the ratio of $.31 principal for each share of Common Stock. The Company also issued a Warrant to acquire 2,967,742 shares of Common Stock at a price of $.31 per share at any time on or prior to February 15, 2004.


         On March 1, 2001 the Company borrowed $38,000 from Friedlander pursuant to an 8% Secured Convertible Note due July 1, 2001 and subsequently extended to December 31, 2001 convertible into Common Stock at the ratio of $.18 principal for each share of Common Stock. The Company also issued a Warrant to acquire 4,222,222 shares of Common Stock at a price of $.18 per share at any time on or prior to March 1, 2004.


         On March 15, 2001 the Company borrowed $37,000 from Friedlander pursuant to an 8% Secured Convertible Note due July 1, 2001 and subsequently extended to December 31, 2001 and convertible into Common Stock at the ratio of $.16 principal for each share of Common Stock. The Company also issued a Warrant to acquire 4,625,000 shares of Common Stock at a price of $.16 per share at any time on or prior to March 15, 2004.


         On March 29, 2001 the Company borrowed $21,100 from Friedlander pursuant to an 8% Secured Convertible Note due March 29, 2001 and subsequently extended to December 31, 2001 and convertible into Common Stock at the ratio of $.16 principal for each share of Common Stock. The Company also issued a Warrant to acquire 2,637,500 shares of Common Stock at a price of $.16 per share at any time on or prior to March 29, 2004.


         On April 12, 2001 the Company borrowed $40,000 from Friedlander pursuant to an 8% Secured Convertible Note due July 1, 2001 and subsequently extended to December 31, 2001 and convertible into Common Stock at the ratio of $.08 principal for each share of Common Stock. The Company also issued a Warrant to acquire 10,000,000 shares of Common Stock at a price of $.08 per share at any time on or prior to April 12, 2004.


         On April 26, 2001 the Company borrowed $43,000 from Friedlander pursuant to an 8% Secured Convertible Note due July 1, 2001 and subsequently extended to December 31, 2001 and convertible into Common Stock at the ratio of $.02 principal for each share of Common Stock. The Company also issued a Warrant to acquire 43,000,000 shares of Common Stock at a price of $.02 per share at any time on or prior to April 26, 2004.


         On May 10, 2001 the Company borrowed $40,000 from Friedlander pursuant to an 8% Secured Convertible Note due July 1, 2001 and subsequently extended to December 31, 2001 and convertible into Common Stock at the ratio of $.08 principal for each share of Common Stock. The Company also issued a Warrant to acquire 10,000,000 shares of Common Stock at a price of $.08 per share at any time on or prior to May 10, 2004.


         On May 24, 2001 the Company borrowed $23,000 from Friedlander pursuant to an 8% Secured Convertible Note due July 1, 2001 and subsequently extended to December 31, 2001 and convertible into Common Stock at the ratio of $.08 principal for each share of Common Stock. The Company also issued a Warrant to acquire 5,750,000 shares of Common Stock at a price of $.08 per share at any time on or prior to May 24, 2004.


         On June 7, 2001 the Company borrowed $40,000 from Friedlander pursuant to an 8% Secured Convertible Note due July 1, 2001 and subsequently extended to December 31, 2001 and convertible into Common Stock at the ratio of $.08 principal for each share of Common Stock. The Company also issued a Warrant to acquire 5,333,333 shares of Common Stock at a price of $.08 per share at any time on or prior to June 7, 2004.


         On June 21, 2001 the Company borrowed $40,000 from Friedlander pursuant to an 8% Secured Convertible Note due July 1, 2001 and subsequently extended to December 31, 2001 and convertible into Common Stock at the ratio of $.01 principal for each share of Common Stock. The Company also issued a Warrant to acquire 80,000,000 shares of Common Stock at a price of $.01 per share at any time on or prior to June 21, 2004.


         On July 5, 2001 the Company borrowed $40,000 from Friedlander pursuant to an 8% Secured Convertible Note due December 1, 2001 and subsequently extended to December 31, 2001 and convertible into Common Stock at the ratio of $.05 principal for each share of Common Stock. The Company also issued a Warrant to acquire 16,000,000 shares of Common Stock at a price of $.05 per share at any time on or prior to July 5, 2004.


         On July 19, 2001 the Company borrowed $38,000 from Friedlander pursuant to an 8% Secured Convertible Note due December 31, 2001 and subsequently extended to December 31, 2001 and convertible into Common Stock at the ratio of $.01 principal for each share of Common Stock. The Company also issued a Warrant to acquire 76,000,000 shares of Common Stock at a price of $.01 per share at any time on or prior to July 19, 2004.


         On August 2, 2001 the Company borrowed $38,000 from Friedlander pursuant to an 8% Secured Convertible Note due December 31, 2001 and convertible into Common Stock at the ratio of $.01 principal for each share of Common Stock. The Company also issued a Warrant to acquire 76,000,000 shares of Common Stock at a price of $.01 per share at any time on or prior to August 2, 2004.


         On August 16, 2001 the Company borrowed $30,000 from Friedlander pursuant to an 8% Secured Convertible Note due December 31, 2001 and convertible into Common Stock at the ratio of $.05 principal for each share of Common Stock. The Company also issued a Warrant to acquire 12,000,000 shares of Common Stock at a price of $.05 per share at any time on or prior to August 16, 2004.


         On September 5, 2001 the Company borrowed $20,000 from Friedlander pursuant to an 8% Secured Convertible Note due December 31, 2001 and convertible into Common Stock at the ratio of $.01 principal for each share of Common Stock. The Company also issued a Warrant to acquire 40,000,000 shares of Common Stock at a price of $.01 per share at any time on or prior to September 5, 2004.


         On September 13, 2001 the Company borrowed $30,000 from Friedlander pursuant to an 8% Secured Convertible Note due December 31, 2001 and convertible into Common Stock at the ratio of $.01 principal for each share of Common Stock. The Company also issued a Warrant to acquire 60,000,000 shares of Common Stock at a price of $.01 per share at any time on or prior to September 13, 2004.


         On September 28, 2001 the Company borrowed $15,000 from Friedlander pursuant to an 8% Secured Convertible Note due December 31, 2001 and convertible into Common Stock at the ratio of $.01 principal for each share of Common Stock. The Company also issued a Warrant to acquire 30,000,000 shares of Common Stock at a price of $.01 per share at any time on or prior to September 28, 2004.


         The Notes and Warrants were issued in transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.


Item 6.  Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

         When used in this Report, press releases and elsewhere by eNote.com Inc. (the "Company") and its management from time to time, the words "believes," "anticipates," "intends" and "expects" and similar expressions are intended to identify forward-looking statements that involve a number of risks and uncertainties. Additionally, statements contained in this discussion that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, including statements regarding expectations, beliefs, intentions or strategies regarding the future. The Company intends that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance, but are subject to many risks and uncertainties, which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially or adversely include, without limitation, lack of further ongoing funding by Friedlander or the failure to develop a market for the Company's TVemail(TM) System, as well as the other risks described under the caption "Management's Discussion and Analysis or Plan of Operation--Certain Trends and Uncertainties." The Company does not undertake to update forward-looking statements.

Management's Discussion and Analysis of Financial Condition and Results of Operation

         Our financial condition and results from operations dramatically changed in July 2000. From April 1999 through July 2000, the Company was rapidly increasing operations, hiring employees and developing the TVemail(TM) System. This growth and product development was funded primarily through the Friedlander Transaction on April 6, 1999 and the Offshore Transaction conducted in the second and third quarters of 2000. These transactions resulted in an aggregate investment in the Company of approximately $9,963,878. As a result of our increasing operating expenses, lack of additional capital resources and lack of revenue, we were forced to rapidly decrease our operations and revise our business strategy in the last quarter of 2000. As a result, we believe that our results from operations for 1999 are not comparable to the results from operations for 2000 and the Company's anticipated financial condition and results from operations going forward.

         Total operating expenses increased from $690,050 in 1999 to $7,915,809 in 2000. This increase was a result of the Company's rapid growth and increased operations related to the development of the TVemail(TM) System. As a result of the rapid decrease in operations occurring in the last quarter of 2000, the Company expects the Company's operating expenses for 2001 to be more closely analogous to the operating expenses in 1999.

         We originally intended to commence full-scale commercial deployment of the TVemail(TM) System in the United States near the end of the second quarter of 2000. As a result of lack of capital resources and the rapid decrease in our operations, we currently expect to commence limited commercial deployment in the first quarter of 2002. This schedule is subject to many risks and uncertainties, including those set forth below under the caption "Certain Trends and Uncertainties," and the Company's progress towards commercial deployment of the TVemail(TM) system may be made at a significantly slower rate, through different avenues, or not at all.


         During the year ending December 31, 2000, the Company spent a substantial portion of its working capital on product development efforts related to the TVemail(TM) System. We believe that the TVemail System is substantially ready to be used in limited commercial markets and that no substantial further development costs need to be incurred prior to commercialization of TVemail(TM) Service prior to its commercialization, however, there can be no assurance that unanticipated technical obstacles or changes in strategy or other factors will not cause actual research and development expenses to differ materially from the Company's expectations. In addition, the Company will likely need a substantial capital investment in order to fund third-party manufacturing costs associated with any wide-spread commercialization of the TVemail(TM) System.


         During the year ended December 31, 2000, we significantly increased our number of employees to 61 full time employees and 2 part time employee by mid-year, however, by December 31, 2000 as a result of a decrease in operations, the Company only employed 9 full time employees and 1 part time employees. Currently the Company has 7 employees and does not expect to hire a significant number of additional employees until after the projected commercial launch of TVemail(TM) System in the first quarter of 2002 or 2002. However, there can be no assurance that we will be able to launch the TVemail(TM) System or that lack of qualified applicants, changes in strategy or lack of funds will prevent us from hiring additional employees.

         During the year ended December 31, 2000 we did not generate any revenue from operations. We do not anticipate generating any revenue until the TVemail(TM) System is successfully launched and there can be no assurance that we will be able to launch the TVemail(TM) System or generate any revenue.

         The Company does not plan to purchase any material computer equipment, lab equipment or development tools in 2001. The Company's capital outlay could be material, if the Company decides to handle certain functions, such as manufacturing, marketing or customer service in-house as opposed to contracting them out.

Liquidity and Capital Resources


         We have funded our business through the issuance of debt and equity. We raised $5,000,000 through the Friedlander Transaction on April 6, 1999. On March 13, 2000, we raised an additional $500,000 through the issuance of a one-year ten percent-subordinated convertible debenture in an offshore transaction to Seafont, Pty. Ltd., an Australian corporation. This debenture is convertible into shares of Common Stock at an initial conversion rate equal to one share for each $7 of principal converted.


         Also, during the first and second quarters of 2000, we raised approximately $4,963,878 through the sale of approximately 825,000 shares of the Company's Common Stock and approximately 413,000 Common Stock Purchase Warrants with an exercise price of $.01 per share in an offshore private placement to various European entities.

         During the first, second and third quarters of 2000, the Company expended substantially all of its working capital to cover its operating costs, including development costs related to the TVemail(TM) System. Beginning in August 2000, the Company did not have sufficient capital to continue operations. On August 17, 2000, the Company borrowed $250,000 from Friedlander and on August 31, 2000, the Company borrowed $250,000 from eNote International. Since that time on going operations have been funded entirely by Friedlander through the purchase of additional secured short term 8% notes and warrants to acquire additional shares of the Company's Common Stock. Friedlander has repeatedly extended the maturity dates of such notes, however, in the event Friedlander refused to extend such maturity dates, Friedlander, as a secured creditor could likely take possession of the Company's remaining assets with no assets remaining for distribution to the Company's shareholders.

     The Company's current capital resources are insufficient to continue operations and the Company's continued operations are currently contingent upon ongoing capital investment by Friedlander. The Company has significant overdue accounts payable.There can be no assurances that Friedlander will continue to fund the Company's operations or fund the commercially launch its TVemail(TM) System. In order for the Company, to raise additional equity capital from investors other than Friedlander, the Company believes that current debt and equity holders, including without limitation, Friedlander, eNote International and Seafont, Pty. Ltd., would have to agree to surrender or terminate certain debt or equity positions in the Company, including without limitation a substantial portion of the 427,241,985 warrants that are issued and outstanding to acquire shares of the Company's Common Stock. There can be no assurances that such holders will surrender or terminate such positions.

Certain Trends and Uncertainties

         In addition to the other information contained in this Report on Form 10-KSB, the following factors should be considered carefully.

               RISKS RELATING TO THE COMPANY'S NEED FOR ADDITIONAL
                               FINANCIAL RESOURCES

Need for Additional Funds

         Our existing capital is insufficient to continue our current operations for any substantial period of time without additional investment by Friedlander or otherwise. If for any reason Friedlander ceased funding our current level of operations it is likely that Company would not be able to raise any additional capital or be able to continue as going concern. In addition, in order for us to begin continued mass production of the Client Hardware or to initiate widespread sales and marketing efforts relating to the TVemail(TM) service, we anticipate that we will have to raise substantial additional funds. We currently are seeking additional funding through public or private financings, which may include debt or equity financings. Adequate funds for these purposes, whether obtained through financial markets or collaborative or other arrangements with corporate partners, existing shareholders or from other sources, may not be available when needed or on terms acceptable to the Company. Insufficient funds may require us to license to third parties our technology to commercialize products or technologies that the Company would otherwise seek to develop itself; to sell ourselves to a third party; to cease operations; or to declare bankruptcy.

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

Subordination of Common Stock to Preferred Stock; Risk of Dilution; Anti-Dilution Adjustments.

         In the event of the liquidation, dissolution or winding up of the Company, the Common Stock is expressly subordinate to the $5 million preference of the 5 million outstanding shares of Preferred Stock. The conversion rate of the Preferred Stock is subject to adjustment, among other things, upon issuances of Common Stock or securities convertible into Common Stock or rights to purchase Common Stock that have not been expressly approved in writing by a majority in interest of the holders of Preferred Stock or their elected representatives. As of December 31, 2000, each share of Preferred Stock was convertible into 1 share of Common Stock.

           RISKS RELATING TO THE COMPANY'S OPERATIONS AND TECHNOLOGIES

Limited Operating History; Recent Shift in Business Strategy.

         Immediately prior to the acquisition of Navis on April 5, 1999, the Company had no business operations. Navis itself was founded in June 1996 and until the fourth quarter of 1998 supplied infrared protocol and advanced input devices to NC manufacturers and provided contract engineering and consulting services. However, Navis' revenues from operations never exceeded $703,000 in any given year. During 1998, Navis shifted its business emphasis to focus entirely on the development of the TVemail(TM) service. We have yet to launch the TVemail(TM) service commercially or to receive any revenue from such service. As a result, we have only a limited operating history and there is little historical information on which to evaluate our business and prospects. Our revenue, if any, for the foreseeable future is almost entirely dependent on successfully bringing the TVemail(TM) service to market. There can be no assurance that we will be successful in implementing any of our business strategies.

The Company Depends on its Intellectual Property, Which May Be Difficult and Costly to Protect.

         Our intellectual property includes proprietary and confidential information that is not currently subject to patent, trademark or similar protection. The Company has filed federal trademark applications to register the trademarks "TVemail," "eNote.com," "EZ Color," and "Simply Communicate," however, the Company may not be able to secure significant protection for these trademarks. If our competitors or others adopt product or service names similar to the names listed above that we anticipate using, it may impede our ability to build brand identity and customer loyalty. We rely primarily on secrecy to protect technology. No assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the our trade secrets, or that the we can effectively protect its rights to its unpatented trade secrets.

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

         Our business activities and the TVemail(TM) service may infringe upon the proprietary rights of others. In addition, other parties may assert infringement claims against the Company. Any such claims and any resulting litigation could subject us to significant liability for damages and could also result in invalidation of our proprietary rights. We could be required to enter into costly and burdensome royalty and licensing agreements. These agreements may not be available on acceptable terms, or may not be available at all. We may also need to file lawsuits to defend the validity of our intellectual property rights and trade secrets, or to determine the validity and scope of the proprietary rights of others. Litigation is expensive and time-consuming and could divert management's attention away from our business.

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


Rapid Technological Change, Customer Demands and Intense Competition.

         The e-mail service market is characterized by rapidly changing technology, customer demands and intense competition. If we cannot keep pace with these changes, our TVemail(TM) service could become uncompetitive and its business could suffer. If we are not successful in developing and marketing enhancements to the TVemail(TM) service or new services that respond to technological change or customer demands, our business may be materially and adversely effected.

         The competitive market for e-mail and online service access may limit demand or pricing for the TVemail(TM) system. We expect to experience intense competition from established online service providers such as America Online, Inc., Prodigy Communications Corporation and Microsoft Corporation's WebTV(TM) as well as competition from Internet appliance manufactures such as Sony. Many companies provide e-mail and online service access and other services, which provide functionality superior to those included in the TVemail(TM) system. As a result of this competition, demand for the TVemail(TM) system may suffer, we may be restricted in the service rates we can charge for the TVemail(TM) system and our business, financial condition and results of operations may be adversely affected. Many of our competitors have significantly greater financial, technical, marketing, distribution, customer support and other resources than we does. Furthermore, many of our competitors have significantly greater experience, better name recognition, more compelling content and easier access to consumers, advertisers and online service providers than we do.

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

Capacity Constraints May Impede Revenue Growth and Profitability.

         We believe that satisfactory performance, reliability and availability of our TVemail(TM) appliances and Server Systems infrastructure will be critical to the Company's reputation and ability to attract customers and maintain adequate customer service levels. Any significant or prolonged capacity constraints could delay or prevent customers from sending or gaining access to their documents or other data or services. Such constraints could decrease our ability to acquire and retain customers and prevent us from achieving the necessary growth in revenue to achieve profitability. If the amount of traffic increases substantially and we experience capacity constraints, we may need to spend significant amounts to expand and upgrade our technology and network infrastructure. Furthermore, we may be unable to predict the rate or timing of any increases in the use of its services in order to respond in a timely manner.

Systems Failures and Business Interruptions Which Would Harm our Business.

         Our success will depend in part on the efficient and reliable operation of TVemail(TM) service sufficient to accommodate a large number of subscribers. We intend to locate our Server Systems at multiple sites with redundant functions in order to reduce the risks of system failure, however, the Server Systems are vulnerable to damage from fire, power loss, telecommunications failures, break-ins and other events, which could lead to: interruptions or delays in our service; loss of data; or the inability to accept, transmit and confirm customer documents and data. Our business may be materially adversely effected if its service is interrupted. Although we intend to implement network security measures, our systems may be vulnerable to computer viruses, electronic break-ins, attempts by third parties deliberately to exceed the capacity of the systems and similar disruptions, any of which could have a material adverse effect on our business.

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

Item 7.  Financial Statements.

         See Consolidated Financial Statements beginning on Page F-1.

PLEASE NOTE THAT DUE TO THE LACK OF CAPITAL RESOURCES AVAILABLE TO THE COMPANY THE FINANCIAL STATEMENTS INCLUDED HEREWITH HAVE NOT BEEN AUDITED IN ACCORDANCE WITH THE REQUIREMENTS OF THE EXCHANGE ACT OF 1934, AS AMENDED.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.


         On September 22, 1999, we engaged Deloitte & Touche LLP, New York, New York, as independent auditors, to audit our financial statements for the year ended December 31, 1999 and, consequently, ended the engagement of Want & Ender, CPA, P.C., New York, New York. Such actions were approved by our Board of Directors as of November 11, 1999. Want &Ender neither resigned nor declined to stand for re-election. None of Want & Ender's reports on the financial statements of the Company for either of the two years ended December 31, 1998 and December 31, 1997 contained an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope, or accounting principles. We had no disagreements with Want & Ender on any matter of accounting principles or practices, financial statements disclosure, or auditing scope or procedure which could have caused them to make reference to the subject matter of such disagreement in connection with their report.


         Due to lack of capital resources we have not been able to pay Deloitte & Touche LLP for its services rendered in connection with among things the audit of our financial statements for the year ended December 31, 1999. As a result Deloitte & Touche LLP is no longer performing services for the Company and no independent accounting firm has audited, reviewed or been involved in any capacity with the preparation of the Company's financial statements for the year ended December 31, 2000 which are included herein.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;Compliance with Section 16(a) of the Exchange Act.


                        EXECUTIVE OFFICERS AND DIRECTORS

         The following table sets forth certain information regarding the directors and executive officers of the Company.


         Name                       Age     Positions
         Michael T. Grennan         47      Director, Secretary, Treasurer and
                                            Chief Financial Officer
         Leopold Abraham II         73      Director

         The following information is furnished for each of the directors and executive officers of the Company:

         Michael T. Grennan is a Certified Public Accountant who initially served as the Secretary, Treasurer and Chief Financial Officer of the Company from April 1999 until August 2000 and as a director of the Company from November 1999 until August 2000. In November 2000, Mr. Grennan rejoined the Company and currently serves as a Director, the Secretary, Treasurer and Chief Financial Officer. His term as a Director of the Company expires at the Annual Meeting of Stockholders in 2002. Prior to joining the Company, Mr. Grennan worked for seven years as a self-employed business and financial consultant. Previously, Mr. Grennan worked for 14 years in public accounting, first on the audit staff of Coopers & Lybrand, and then as a staff member, manager and partner of the accounting firm of Urbach, Kahn, and Werlin, PC.

     Leopold Abraham II became a director of the Company in November 1999 and his term expires at the Annual Meeting of Stockholders in 2002. Mr. Abraham served as Chairman and Chief Executive Officer of Associated Merchandising Corporation, a retail merchandising and sourcing organization, from 1977 until his retirement in 1993. Since retiring from Associated Merchandising, Mr. Abraham was a director of Liz Claiborne, Inc. from 1993 to 1998, R.G.Barry Corp., a manufacturer of comfort footwear, from 1993 to 2000 and Galey & Lord, Inc., a manufacturer of textile products, from 1993 to 2000. He currently serves on the boards of directors of; Signet Group, plc, an operator of retail jewelry stores in the United States and the United Kingdom (since 1994)and the Smith Barney Funds Board (since 1994).

                      LITIGATION INVOLVING CONTROL PERSON

     Mr. Burton G. Friedlander is deemed a control person of the Company arising from his indirect ownership of a majority of the voting securities of the Company. On May 31, 2001, the Securities and Exchange Commission ('SEC') filed a Complaint in the United States District Court, Southern District of New York, against Burton G. Friedlander and certain entities managed or under the control of Mr. Friedlander, including Friedlander International Limited, Friedlander Management Limited, Friedlander Capital Management Corporation, Opal
International Fund and Friedlander Limited Partnership (collectively, the 'Friedlander Entities'). The Complaint alleges that Friedlander and the Friedlander Entities violated Section 17(a) of the Securities Act, Section 10b-5 of the Exchange Act and Section 206 of the Investment Advisors Act. The Complaint seeks permanent injunctive relief, disgorgement and civil monetary penalities. The SEC sought preliminary injunctive relief and the appointment of a receiver which was opposed by Mr. Friedlander and the Friedlander Entities and denied by the Court on June 29, 2001. On or about October 8, 2001, the SEC renewed its motion for preliminary injunctive relief and the appointment of a receiver. The Company has been informed by Mr. Friedlander's attorneys that Mr. Friedlander and the Friedlander Entities are aggressively defending the litigation, are opposing the SEC's renewed motion, and have been granted an extension of time to answer the Complaint.

     The terms of settlement or an adverse result against Friedlander and/or the Friedlander Entities in such litigation, or any related litigation, may have a material adverse effect on the ability of Friedlander and/or the Friedlander Entities to continue to fund the Company's operations.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     For the year ended December 31, 2000, the following persons who were directors, officers, or beneficial owners of more than 10% of the Common Stock during such year, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during such year or any prior fiscal year. Charles W. Quatt became a Director on March 17, 2000, but has yet to file the required Form 3 or the required Form 4 in connection with a transaction involving non-qualified stock options made pursuant to the 1999 Non-Employee Directors' Stock Option Plan. George Horton, the Company's acting Chief Executive Officer and President of the Company during most of the last quarter of 2000 failed to file the required Form 3. John Varsames, a former officer of the Company, failed to file a Form 4 or Form 5 in connection with a repurchase of approximately 6,680,000 shares of the Company's Common Stock by the Company. Friedlander, the beneficial owner of more than 10% of the Common Stock failed to file reports on Form 4's in connection with the issuance of certain debt and equity securities of the Company as more fully described in the section titled sales of unregistered securities. Each of the following current or former directors, officers, or beneficial owners of more than 10% of the Common Stock failed to file a Form 5 for the year ending December 31, 2000 or provide a written representation to the Company that no Form 5 was required: Friedlander, John Varsames, George Horton, Eric Lundberg, Mark Boucher, Daniel Peterson, Michael Grennan, Charles W. Quatt, Stanley M. Blau, James Bowman and Victor Reichenstein.

Item 10.  Executive Compensation.

                             EXECUTIVE COMPENSATION

         The following table sets forth the compensation paid or accrued for services rendered in 2000 by each Chief Executive Officer, and the other executive officer of the Company (the "Named Executive Officers"). Prior to April 1999, the Company did not have any operations and Sally A. Fonner served as the sole executive officer until her resignation on April 5, 1999. Ms. Fonner received no compensation other than the following which was paid to Capston Network Company in connection with a plan of reorganization approved by the Company's stockholders (i) 181,389 shares of the Company's Common Stock and (ii) $150,000 in cash. Ms. Fonner is an affiliate of Capston Network Company. Each Chief Executive Officer, John R. Varsames and George Horton have resigned and as of December 31, 2000 the only executive officer of the Company was Michael T. Grennan, the Secretary, Treasurer and Chief Financial Officer.

                                                               Long Term
                                  Annual Compensation        Compensation
                            ------------------------------ ------------------
                                                                         All
                                            Other Annual  Shares Under  Other
Name and                    Salary   Bonus  Compensation  Option Awards  Comp.
Principal Position   Year      ($)     ($)      ($)                       ($)
-------------------- ---- --------- ------- ------------- ------------- --------
John R. Varsames     2000   183,803            ------          n/a      198,779
President and Chief  1999   114,944  ------    ------
Executive            1998   127,076  ------    ------
Officer(1)(2)

George Horton        2000         0  ------    ------          n/a
President and Chief
Executive Officer(3)

Michael T. Grennan   2000    90,685  ------    ------          n/a
Secretary, Treasurer 1999    93,877  ------    ------          n/a
and Chief Financial
Officer(4)



(1) John R. Varsames was appointed President and Chief Executive Officer of the Company on April 5, 1999. The salary reflected for 1999 is the actual amount paid to Mr. Varsames for his service from the time he was appointed through December 31, 1999. The Compensation reflected for 1998 was the compensation received by Mr. Varsames in his capacity as the President and Chief Executive Officer of Navis Technologies, Inc. Mr. Varsames resigned as an officer of the Company on September 26, 2001 and the salary reflected for 2000 is the actual amount paid to Mr. Varsames for his service in 2000 up until the date of his resignation.

(2) The amount set forth in the column titled "all other compensation," is the cash value of property received by Mr. Varsames, in connection with his resignation on September 26, 2001, which consisted of certain computer equipment, the assets of the Company's subsidiary WebaATM.Com, Inc., and all the Company's equity interest in its subsidiary SoulutionNet Ltd.

(3) George Horton was the successor to John R. Varsames. The salary reflected for 2000 is the actual amount paid to Mr. Horton for his service from the time he was appointed through the date of his resignation on approximately November 25, 2001.

(4) Michael T. Grennan was appointed Secretary, Treasurer and Chief Financial Officer on April 5, 1999. The salary reflected for 1999 is the actual amount paid to Mr.Grennan for his service from the time he was appointed through December 31, 1999.

         None of the named executive officers held or were issued options to acquire shares of the Company's Common Stock during the year ending December 31, 2000.

                              DIRECTOR COMPENSATION

         Each director of the Company who is not an employee of the Company is reimbursed for reasonable out-of-pocket expenses incurred in attending meetings. In addition, non-employee directors are entitled to certain option grants. Under the 1999 Director Plan each non-employee director receives (i) upon first being elected to the board an option for 20,000 shares which vests over one year and
(ii) annually, at the time of the annual meeting, an option for 5,000 shares which vests over one year. Pursuant to the 1999 Director Plan, options vest upon any change-in-control of the Company.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

                            STOCK OWNERSHIP OF DIRECTORS,
                  EXECUTIVE OFFICERS AND PRINCIPAL STOCKHOLDERS

         The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock and Preferred Stock as of September 14, 2001 by (a) each director of the Company, (b) each of the executive officers named in the Summary Compensation Table above, (c) all directors and executive officers as a group and (d) each person known to the Company to own beneficially 5% or more of its Common Stock. Except as otherwise indicated, each such person has sole investment and voting power with respect to the shares shown as being beneficially owned by such person, based on information provided to the Company.

                         Number of                 Number of Shares
                         Shares of                        of          Percent of
                       Common Stock Percent of Preferred Stock Outstanding Beneficially Outstanding Beneficially Preferred
          Name            Owned      Common Stock        Owned           Stock
          -----           -----      ------------        -----         ---------
Michael T. Grennan      250,000(1)          5.36%         --                0%
Leopold Abraham II       11,000(2)           *            --                0%
Executive Officers and
Directors as a Group (8
persons)                 261,000            5.60%          --               0%
Burton G. Friedlander 548,328,184(3)(4)(5)  99.2%(6)     5,000,000          100%

* less than 1%

(1) Mr. Grennan's reported holdings do not include 2,000 shares that are held by his father, as to which he disclaims beneficial ownership.
(2) Includes 10,000 shares which may be acquired within sixty days after April 26, 2000 by exercise of stock options by non-employee directors pursuant to grants made under 1999 Non-Employee Directors' Stock Option Plan provided that such plan is approved by the Company's stockholders.
(3) Includes 5,000,000 shares of Common Stock issuable upon conversion of 5,000,000 shares of Preferred Stock, 25,833,528 shares of Common Stock issuable upon conversion of immediately convertible notes and 519,241,985 shares upon exercise of immediately exercisable warrants.
(4) Mr. Friedlander exercises voting and investment control over shares of Common Stock, Warrants and Preferred Stock held by Friedlander International Limited ("FIL") and Friedlander Limited Partnership ("FLP") through their investment manager, Friedlander Capital Management Corp. ("FCMC") of which Mr. Friedlander is the sole Stockholder.
(5) Information as to Mr. Friedlander, FIL, FLP and FCMC is based on a Statement on Schedule 13D filed by Mr. Friedlander and FCMC with the Commission on July 15, 1999, a Form 4 for June 1999 provided by Mr. Friedlander and FCMC, and a review of the Company's ledger of issued and outstanding convertible notes and warrants. The Company assumes no responsibility for the accuracy of such information.
(6) Based as a percentage of all issued and outstanding shares of Common Stock plus all shares of Common Stock issuable upon the conversion or exercise of all securities convertible into or exercisable for shares of Common Stock.

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

        Between April 7, 1998 and March 23, 1999, Navis issued 15 separate 12% Promissory Notes (the "Varsames Notes") to Mr. Varsames in an aggregate principal amount of approximately $223,647. The Varsames Notes have all been cancelled.

Ms.Fonner and Capston agreed to reimburse the Company $150,000
(the "Reimbursement")for legal fees incurred by the Company. The Reimbursement has yet to be received by the Company.

        Between August 17, 2000 and September 28, 2001, in consideration for approximately $2,449,100, the Company issued 8% Subordinated Convertible Notes in an aggregate principal amount of approximately $2,449,100 which are convertible into 25,833,528 shares of Common Stock and Warrants to acquire 519,241,985 shares of Common Stock at an aggregate exercise price equal to $25,186,000 to Friedlander, and other entities controlled or managed by Friedlander, including without limitation FIL and FIP.

        In connection with the resignation of Mr. Varsames on September 26, 2001 as the Chief Executive Officer, President and a Director of the Company, the Company repurchased 6,680,000 shares of its Common Stock in consideration for a general release by the Company and certain of its significant shareholders of all claims against Mr. Varsames, certain computer hardware, the assets of the Company's subsidiary WebATM, Inc. and the Company's equity interests in its subsidiary SolutionNet Ltd.

Item 13.  Exhibits and Reports on Form 8-K

(a)  Exhibits:
                                  EXHIBIT TABLE

                                  EXHIBIT TABLE


          Exhibit No.      Description

          3(a) Amended and Restated Certificate of Incorporation (incorporated by reference as Exhibit 3(a) to the Company's Form 10-KSB filed September 22, 1999).

          3(b) Amended By-laws (incorporated by reference as Exhibit 3(b) to the Company's Form 10-KSB filed September 22,
                           1999).

           4.1 Certificate of Powers, Designations, Preferences and Rights of the Convertible Preferred Stock, par value $.01 per share, of the Company (incorporated by reference as Exhibit 4.1 to the Company's Form 8-K filed April 20, 1999).

           4.2 Common Stock Purchase Warrant dated April 6, 1999 between the Company and Friedlander International Limited (incorporated by reference as Exhibit 4.1 to the Company's Form 8-K filed April 20, 1999).

           4.3 10% Subordinated Convertible Debenture to Seafont Pty. Ltd due March 13, 2001 in principal amount of $500,000 (incorporated by reference as Exhibit 4.24 to the Company's Form 10-KSB filed April 28, 2000).

           4.4 Form of 8% Subordinated Convertible Note issued to Friedlander Capital Management Corp. in a series of transactions from August 17, 2000 through September 28, 2001 (incorporated by reference as Exhibit 4.1 to the Company's Form 8-K filed September 1, 2000).

           4.5 Form of Warrant to purchase shares of Common Stock issued to Friedlander Capital Management Corp. in a series of transactions from August 17, 2000 through September 28, 2001(incorporated by reference as Exhibit 4.2 to the Company's Form 8-K filed September 1, 2000).

           4.6 $250,000 8% Subordinated Secured Convertible Note dated August 31, 2000 due December 2, 2000 to eNote International.com Ltd (incorporated by reference as Exhibit 4.3 to the Company's Form 8-K filed September 1, 2000).

           4.7 Warrant dated August 31, 2000 to acquire 2,000,000 shares of eNote.com Inc. Common Stock to eNote International.com Ltd (incorporated by reference as Exhibit 4.4 to the Company's Form 8-K filed September 1, 2000).

           4.8 Form of Security Agreement dated August 17, 2000 between the Company, Friedlander and eNote International.com Ltd (incorporated by reference as Exhibit 4.5 to the Company's Form 8-K filed September 1, 2000).

           4.9 Letter Agreement dated as of December 20, 2000 between the Company and Friedlander Capital Management Corp. extending the expiration date of Warrants issued between August 17, 2000 and November 22, 2000 until the third anniversary of each such Warrant's respective issue date (incorporated by reference as Exhibit 4.48 to the Company's Form 10-QSB filed December 29, 2001)

           4.10 Letter Agreement dated as of December 31,2000 between the Company and Friedlander Capital Management Corp. adjusting the Warrant exercise price to $.18 with respect to Warrants issued between August 17, 2000 and December 20, 2000.

           4.11 Letter Agreement dated as of October 4, 2001 between the Company and Friedlander Capital Management Corp. extending the maturity dates of the 8% Subordinated Convertible Notes to December 31, 2001.

          10.1 Reorganization Agreement, dated April 5, 1999, between and among the Company, Navis Technologies Limited, and the stockholders of Navis Technologies Limited (incorporated by reference as Exhibit 10.1 to the Company's Form 8-K filed April 20, 1999).

          10.2 Purchase and Sale Agreement, dated April 6, 1999, between the Company and Friedlander International Limited (incorporated by reference as Exhibit 10.2 to the Company's Form 8-K filed April 20, 1999).

          10.3 Plan of Reorganization and Proposed Operations (incorporated by reference as Exhibit 10.3 to the Company's Proxy Statement filed April 27, 1998, which was attached to the Company's Form 10-KSB September 22, 1999).

          10.4             Lease Agreement by and between Airmouse House, Ltd.
                           Partnership, and the Company with respect to certain premises in Williston, Vermont (incorporated by reference as Exhibit 10.4 to the Company's Form 10-KSB filed September 22, 1999).

          10.5 Sublease Agreement, dated June 15, 1999, between the Company and NYBOR Corporation with respect to a portion of the Company's leased premises in Williston Vermont (incorporated by reference as Exhibit 10.5 to the Company's Form 10-KSB filed September 22, 1999).

          10.6 Agreement of Lease between 866 U.N. Plaza Associates LLC and the Company with respect to a portion of the 3rd Floor at 866 U.N. Plaza, New York, New York (incorporated by reference as Exhibit 10.6 to the Company's Form 10-KSB filed September 22, 1999).

          10.7             Stock Purchase Agreement by and among James D.
                           Richards, III and Martine Richards, the Company and SolutioNet, Ltd., dated August 6, 1999 incorporated by reference as Exhibit 10.7 to the Company's Form 10-KSB filed September 22, 1999).

          10.8 Consulting Agreement dated as of August 6, 1999 between SolutioNet, Ltd. and James D. Richards,
                           III (incorporated by reference as Exhibit 10.8 to the Company's Form 10-KSB filed September 22,1999).

          10.9 Shareholders' Agreement, dated as of August 6, 1999, by and among James D. Richards, III and Martine Richards, the Company and SolutioNet, Ltd. (incorporated by reference as Exhibit 10.9 to the Company's Form 10-KSB filed September 22, 1999).

          10.10 Asset Purchase Agreement dated as of August 13, 1999, by and between WebATM.com, Inc. and Gary Cronin (incorporated by reference as Exhibit 10.10 to the Company's Form 10-KSB filed September 22, 1999).

          10.11 Letter Agreement dated as of August 26, 1999, between Capston Network Company and the Company (incorporated by reference as Exhibit 10.11 to the Company's Form 10-KSB filed September 22, 1999).

          10.12 1997 Incentive Stock Plan (incorporated by reference as Exhibit 10.12 to the Company's Form 10-KSB filed September 22, 1999).

          10.13 Agreement dated December 30, 1999 between Navinet and the Company (incorporated by reference as Exhibit
                           10.13 to the Company's Form 10-KSB filed April 28,
                           2000).

          10.14 1999 Non-Employee Director Plan (incorporated by reference as Exhibit 10.14 to the Company's Form 10-KSB filed April 28, 2000).

          10.15 Note (Debenture) Purchase Agreement dated March 13, 2000 by and between Seafont Pty. Ltd. and the Company (incorporated by reference as Exhibit 10.15 to the Company's Form 10-KSB filed April 28, 2000).

          10.16 Form of Common Stock Purchase Agreement for March/April 2000 European Stock Placement (incorporated by reference as Exhibit 10.16 to the Company's Form 10-KSB filed April 28, 2000).

          10.17 2000 Stock Incentive Plan (incorporated by reference as Exhibit 10.17 to the Company's Form 10-KSB filed April 28, 2000).

          10.18 Joint Venture Agreement dated as of March 24, 2000 between Seafont Pty. Ltd and the Company (incorporated by reference as Exhibit 10.18 to the Company's Form 10-KSB filed April 28, 2000).

          10.19 Service and Private Label Agreement dated as of March 20, 2000 between the Company and CoolEmail.com, Inc. (incorporated by reference as Exhibit 10.19 to the Company's Form 10-KSB filed April 28, 2000).

          10.20 Memorandum of Understanding dated as of March 24,2000 between the Company and Cesky Telecom a.s. (incorporated by reference as Exhibit 10.20 to the Company's Form 10-KSB filed April 28, 2000).

          10.21 Joint Venture Agreement dated as of May 18, 2000 between Sienna Invest Limited and the Company (incorporated by reference as Exhibit 10.21 to the Company's Form 10-QSB filed December 29, 2000).


          10.22 Separation Agreement dated as of September 26, 2000 between the John R. Varsames and the Company (incorporated by reference as Exhibit 10.22 to the Company's Form 10-QSB filed December 29, 2000).

          24.1             Power of Attorney by Directors in favor of Michael T.
                           Grennan.


          (b) Reports on Form 8-K.

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


eNOTE.COM INC.


Date:  October 4, 2001                By: /s/ MICHAEL T. GRENNAN
                                      ---------------------------
                                      Michael T. Grennan
                                      Vice President and Chief Executive Officer


     In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  October 4, 2001                By: /s/ MICHAEL T. GRENNAN
                                      -------------------------------
                                      Michael T. Grennan
                                      Vice President and Chief Executive Officer
                                      Director (Principal Executive Officer)


Date:  October 4, 2001                By:  /s/ MICHAEL T. GRENNAN
                                      ------------------------------
                                      Michael T.  Grennan
                                      Treasurer, Secretary and Chief Financial
                                      Officer, Director (Principal Financial
                                      Officer and Principal Accounting Officer)


Date:  October 4, 2001                 _____*_______________________

Majority of Board of Directors
                                       Leopold Abraham II, Director

                                       *By: /s/ MICHAEL T. GRENNAN
                                       -----------------------
                                       Michael T. Grennan, Attorney-in-fact
                                 eNote.com Inc.
                           Consolidated Balance Sheets
                                    unaudited

                                          December 31, 2000   December 31, 1999

                                          --------------------------------------

        ASSETS
Current Assets
   Cash and cash equivalents               $         7,742    $          324,392
   Inventories, net of reserve of                   43,015               814,773
     $977,119 and $0, respectively
   Prepaid expenses and other current assets        30,597                36,206
                                         ---------------------------------------
Total current assets                                81,354             1,175,371

Property and equipment, net                        556,052               615,541
Intangibles, net                                   232,451               375,914
Investment in eNote International-                    -                       -
   a joint venture
Security deposits                          #         9,690               124,242
                                           -------------------------------------
   Total assets                            $       879,546     $       2,291,068
                                           =====================================


     LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable and accrued expenses          1,070,037              660,937
   Notes payable-stockholder                          -                    7,045
   Convertible debentures, net of unamortized
     discount of $366,040 and $0, respectively    1,413,960               80,000
   Capital lease obligation                         100,616                 -
   Short-term notes                                  55,000                 -
   Other current liabilities                            -                 50,000
                                            ------------------------------------

     Total current liabilities                    2,639,614              797,982
                                            ------------------------------------

Stockholders' equity (deficit)
Convertible preferred stock, $1.00 par
    value, 5,000,000 shares authorized,
    issued and outstanding                        5,000,000            5,000,000
Common stock, $0.01 par value, 25,000,000
    shares authorized, 11,339,461 and
    10,049,491 issued at December 31, 2000
    and December 31, 1999, respectively              113,395             100,495
Common stock warrants                              1,297,930             740,000
Treasury stock (6,680,000 shares of common stock)    (53,897)                -
Due from related party                              (150,000)          (150,000)
Unearned compensation                                   -              (109,263)
Additional paid-in capital                         5,262,190             537,358
Accumulated deficit                              (13,229,686)        (4,625,504)
                                            ------------------------------------

   Total stockholders' equity (deficit)           (1,760,068)          1,493,086
                                            ------------------------------------
Total liabilities and stockholders'
   equity (deficit)                          $       879,546           2,291,068
                                            ====================================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 eNote.com Inc.
                      Consolidated Statements of Operations
                 For the years ended December 31, 2000 and 1999
                                    unaudited


                                         December 31, 2000     December 31, 1999

Net revenue                             $       -              $           -
                                         ------------------    -----------------

Operating expenses:
   Sales and marketing                              625,781               40,898
   Product development                            2,557,171              188,179
   General and administrative                     2,684,695              442,008
     (including  $304,553 of stock based
     compensation for the year ended December
     31, 2000, and none in 1999.)
   Depreciation and amortization                    661,138               18,965
   Loss on sale of fixed assets                      65,991
   Loss on sale of inventory                      1,321,033                    -
                                         -------------------    ----------------
Total operating expenses                          7,915,809              690,050
                                         -------------------    ----------------

Loss from operations                             (7,915,809)           (690,050)
Minority interest in SolutioNet
Share of loss in eNote International               (500,000)                   -
Interest and other income, net                       37,040               32,723
Interest expense (including $191,890 related
   to amortization of discounts related to
   detachable warrants issued with debt in
   the twelve months ended December 31, 2000)      (225,412)             (4,685)
                                         --------------------   ----------------
Net loss                                  $      (8,604,182)    $      (662,012)
Preferred Stock Dividend                              -                        -
                                         --------------------   ----------------
Net loss applicable to common shareholders $     (8,604,182)    $      (662,012)
                                         ====================   ================
Basic net loss per common share            $          (0.79)    $         (0.07)

Weighted average common shares outstanding       10,926,438           10,049,491

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 eNote.com Inc.
                      Consolidated Statements of Cash Flows
                 For the years ended December 31, 2000 and 1999
                                                            2000            1999
                                                       -------------------------
Cash flows from operating activities:
   Net loss                                             (8,604,182) $(1,598,459)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization
                                                           661,138        25,333
     Reserve for obsolete inventory                        977,119             -
     Loss on disposal of fixed assets                       65,991             -
     Share of loss in eNote International-
      a joint venture                                      500,000             -
     Amortization of Discount related to detachable
     warrants issued with debt                             191,890             -
     Stock-based compensation                              304,553             -
     Changes in assets and liabilities:
       Decrease in accounts receivable                        -           18,158
       Inventory                                          (205,361)    (826,448)
       Prepaid expenses and other current assets             5,609     (101,420)
       Due from related party                                 -        (150,000)
       Decrease in security deposits                       114,553             -
       Increase in accounts payable and accrued expenses   409,100       274,229
       Decrease in notes payable - stockholder              (7,045)     (71,036)
       Increase in other current liabilities               (50,000)            -
                                                       -------------------------
Net cash used in operating activities                   (5,636,635)  (2,429,643)
                                                       -------------------------

Cash flows from investing activities:
   Investment in joint venture                            (500,000)           -
   Investment in Solutionet                                   -        (250,000)
   Investment in WebATM                                       -         (50,000)
   Intangibles                                             (86,113)    (118,611)
   Property and equipment                                 (410,155)    (480,245)
                                                       -------------------------
   Net cash used in investing activites                   (996,268)    (898,856)
                                                       -------------------------

Cash flows from financing activities:
   Proceeds from issuance of convertible debentures      1,780,000       80,000
   Proceeds from isuance of short-term notes               300,000
   Payment of convertible debenture                        (80,000)    (121,036)
   Payment of short-term notes                            (245,000)
   Proceeds from issuance of convertible preferred
     stock and common stock warrants                          -       5,000,000
   Proceeds from issuance of common stock and warrants   4,561,253           -
                                                       -------------------------
Net cash provided by financing activities                6,316,253    4,958,964
                                                       -------------------------
Net increase/(decrease) in cash and cash equivalents      (316,650)   1,630,465
Cash and cash equivalents at beginning of the period       324,392      (56,382)
                                                       -------------------------
Cash and cash equivalents at the end of the period     $     7,742 $  1,574,083
                                                       =========================

Supplemental disclosure of noncash financing activities
   Conversion of convertible notes                     $                 400,000
   Stock issued to consultants                                -        1,460,000
                                                       -------------------------

   Total noncash financing activities                  $      -    $   1,860,000
                                                       =========================

Preferred stock dividend                               $      -    $     740,000
                                                       =========================
The accompanying notes are an integral part of these condensed consolidated financial statements.

eNote.com Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION

eNote.com Inc. ( the 'Company') (formerly Webcor Electronics, Inc.), is a successor of Navis Technologies, Inc.('Navis'). The Company was organized in 1971 under the laws of Delaware and was a public shell. In April 5, 1999, the Company acquired all of the outstanding shares of Common stock of Navis ('Navis Acquisition') by issuing 7.6 million of it shares of Common stock. Simultaneaously, the Company changed its name from Webcor Electronics, Inc. to eNote.com Inc. Naxis was incorporated on August 13, 1996 under the laws of the State of Delaware.

In connection with the Navis Acquisition, the Company sold 5 million shares of convertible preferred stock, par value $.01 per share (the 'Preferred Stock'), and warrants to purchase 2 million shares of Common stock to Friedlander International Limited ('Friedlander') for $5 million in cash (the 'Friedlander Transaction'). The Preferred Stock has a liquidation preference of $1 per share, or $5 million in the aggregate, and is convertible into Common stock on a one-for-one share basis. The warrants have an exercise price of $1 per share. The warrants were valued at $.37 per share using the Black-Scholes valuation model. Because the Preferred Stock is convertible immediately and the warrants vested immediately, a dividend of $740,000 was recognized. Since the Navis Acquisiton and the Friedlander Transaction were subsequently interrelated, the costs incurred in connection with these transactions have been accounted for as a reduction of additional paid-in capital.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

REVERSE MERGER METHOD OF ACCOUNTING - Following the Navis Acquisition, management of Navis became the management of the Company. The former stockholders of Navis owned approximately 80% of the outstanding shares of Common stock of the Company immediately following the Navis Acquisition.

In accordance with generally accepted accounting principles, the Navis Acquisition was accounted for as a reverse merger. As a result, Navis is considered to be the acquiring entity and the Company the acquired entity for accounting purposes, even though the Company is the acquirer for legal purposes. The historical financial information of Navis became the historical financial information of the Company and historical stockholders' equity and earnings per share prior to the merger have been retroactively reinstated for the equivalent number of shares received in the merger. The financial statements subsequent to the Navis Acquisition include: (1) the balance shet with the net results of Navis at historical costs; (2) the results of operations of Navis for 1999 through the date of the acquisition and the results of operations of the Company after the acquisition date.

CASH EQUIVALENTS - For the purpose of statements of cash flows, the Company considers all short term, highly liquid investments with an original maturity of three months or less to be cash equivalents.

INVENTORY - Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

REVENUE RECOGNITION - The Company is in the development stage of its product TVemail. The Company expects to launch its product late during 2001. The Company had no revenue in 2000. Prior to the Navis Acquisition, Navis was engaged in the sale of electronic devices from its inception until its development of the TVemail product. As a result the Company is not considered to be a development stage enterprise.

The Company expects to derive its revenue primarily from monthly service fees and from the sale of TVemail units

RESEARCH AND DEVLOPMENT COSTS - Computer software costs of TVemail developed for the internal use of the Company are capitalized during the period that the software is being developed. Any cots incurred in the preliminary stages of development and in the operating stages of the software are immediately expensed to research and development. Amortization of the capitalized software costs will begin when the software is ready for its intended use and will be amortized over the expected life of the software. During 2000 the TVemail software was in the testing stage and accordingly, the Company has not begun the amortization of the capitalized software costs.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company's financial instruments, including cash equivalents, accounts receivable, accounts payable, debentures and notes payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.

Statement of Financial Accounting Standards ('SFAS') No. 133, accounting for derivative instruments and hedging activities, was newly issued in June 1998 with an effective date for fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative financial instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. The Company has not adopted SFAS No. 133 but does not believe that there will be a material effect on the financial statements.

PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation is recorded on the double declining method over the estimated useful lives of the related assets. The Company depreciated furniture and equipment over five years. Leasehold improvements are capitalized and amortized on the straight-line basis over the shorter of their useful life or the term of the lease. Maintenance and repairs are expensed as incurred. When property or equipment is retired or otherwise disposed of, related costs and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in operations.

INTANGIBLES - Intangible assets are amortized using the straight-line method and consists of the following:

TYPE OF INTANGIBLE                          AMORT. PERIOD

Goodwill                                    3 years
Patents and Trademarks                      5 years
Convenant not to compete                    3 years
Domain names                                5 years
Acquired websites                           2 years

USE OF ESTIMATES - The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

STOCK-BASED COMPENSATION - Stock-based compensation is recognized using the intrinsic value method prescribed in Accounting Principles Board ('APB') Opinion No. 25, accounting for stock issued to employees, and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair value of the Company's stock at the date of the grant over the amount over the amount an employee must pay to acquire the stock and is amortized over the vesting period. The Company has adopted the disclosure provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which requires the Company to disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted.

COMPREHENSIVE INCOME - The Company has adopted the provisions of SFAS No. 130, reporting comprehensive income. SFAS No. 130 establishes standards for reporting and presenting comprehensive income and its components in the financial statements. Comprehensive income includes all changes in equity during a period except for those resulting from investments by and distributions to owners. To date, no elements of income exist other than net loss.

SEGMENTS - The Company has adopted the provisions of SFAS No. 131, disclosures about segments of an enterprise and related information. SFAS No. 131 establishes standards for companies to report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company did not have revenue in 1999 or 2000, therefore no disclosure is made.


3.       EQUITY AND DEBT TRANSACTIONS

On March 13, 2000 the Company completed a private placement of a one year, 10% Subordinated Convertible Debenture in the principal amount of $500,000. The debenture is convertible into shares of Common Stock of the Company at the rate of $7.00 per share and may be redeemed at any time by the Company by the payment of all outstanding principal and accrued interest. The proceeds were used for general corporate purposes and funding ongoing product development.

In addition, during the first and second quarters of 2000 in connection with a Common Stock offering, the Company received and accepted subscriptions to purchase an aggregate of 826,660 shares of its Common Stock at $6.00 per share (the 'Shares'), with warrants attached which allowed for the purchase of 413,330 additional shares at an exercise price of $0.01 per share (the 'Warrants'). The Warrants are immediately exercisable. For the year ended December 31, 2000 the Company had received an aggregate of $4,963,878 in connection with such placement as payment in full for 826,660 of the Shares and the exercise price for 413,330 of the Warrants, which were exercised at $0.01 per share upon issuance. The Company paid a placement fee of $500,000 to its financial consultants in relation to the offering.

On March 24, 2000 the Company entered into a joint venture agreement with an investor to create an Australian corporation to distribute, market and sell a localized version of the TVemail System in Australia and New Zealand. The Company will have a 50% equity interest but will hold a majority representing voting control. The terms of the agreement require a $250,000 investment in such entity by the Company.

On May 18, 2000 the Company entered into a joint venture agreement with Sienna Invest Limited to create a British Virgin Islands corporation to seek strategic opportunities and enter into business relationships to market and distribute the TVemail System throughout parts of Europe, the Middle East and North Africa. Pursuant to the terms of the joint venture agreement each party contributed $500,000 in consideration for a 50% ownership interest in the jointly owned entity. The company uses the equity method of accounting. The Company's share of loss in eNote International, a joint venture, is based on an estimate of eNote International's financial statements for the year ended December 31, 2000. Actual financial statements were not made available to the Company by eNote International prior to the date of this filing.

On August 17, 2000, the Company borrowed $250,000 from Friedlander pursuant to an 8% Secured Convertible Note originally due December 2, 2000 and subsequently extended to December 31, 2001 and convertible into Common Stock at the ratio of $2.50 of principal for each share of Common Stock. The Company also issued a Warrant to acquire 2,000,000 shares of Common Stock of the Company at a price of $2.50 per share, subsequently decreased to $.18 per share, at any time on or prior to August 17, 2002, subsequently extended to August 17, 2003.

On August 31, 2000, the Company borrowed $250,000 from eNote International.com Ltd. pursuant to an 8% Secured Convertible Note due December 2, 2000 and convertible into Common Stock at the ratio of $2.50 of principal for each share of Common Stock. The Company is currently in default in its payment obligations to eNote International.com Ltd pursuant to the terms of this Note. The Company also issued a Warrant to acquire 2,000,000 shares of Common Stock of the Company at a price of $2.50 per share at any time on or prior to August 31, 2002.

On September 11, 2000, the Company borrowed $100,000 from Friedlander pursuant to an 8% Secured Convertible Note originally due December 2, 2000 and subsequently extended to December 31, 2001 and convertible into Common Stock at the ratio of $2.50 of principal for each share of Common Stock. The Company also issued a Warrant to acquire 800,000 shares of Common Stock at a price of $2.50 per share, subsequently decreased to $.18 per share, at any time on or prior to September 11, 2002, subsequently extended to September 11, 2003.

On September 14, 2000, the Company borrowed $150,000 from Friedlander pursuant to an 8% Secured Note originally due October 14, 2000 and subsequently extended to December 31, 2001 and secured by all the Company's inventory.

On September 28, 2000, the Company borrowed $150,000 from Friedlander pursuant to an 8% Secured Note originally due October 14, 2000 and subsequently extended to December 31, 2001 and secured by all the Company's inventory.

On October 12, 2000, the Company borrowed $150,000 from Friedlander pursuant to an 8% Secured Convertible Note due originally due December 2, 2000 and subsequently extended to December 31, 2001 and convertible into Common Stock at the ratio of $1.50 of principal for each share of Common Stock. The Company also issued a Warrant to acquire 2,000,000 shares of Common Stock at a price of $1.50 per share, subsequently decreased to $.18 per share, at any time on or prior to October 12, 2002, subsequently extended to October 12, 2003.

On October 26, 2000, the Company borrowed $150,000 from Friedlander pursuant to an 8% Secured Convertible Note originally due December 2, 2000 and subsequently extended to December 31, 2001 and convertible into Common Stock at the ratio of $1.00 of principal for each share of Common Stock. The Company also issued a Warrant to acquire 3,000,000 shares of Common Stock at a price of $1.00 per share, subsequently decreased to $.18 per share, at any time on or prior to October 26, 2002, subsequently extended to October 26, 2003.

On November 9, 2000, the Company borrowed $100,000 from Friedlander pursuant to an 8% Secured Convertible Note originally due December 2, 2000 and subsequently extended to December 31, 2001 and convertible into Common Stock at the ratio of $0.75 of principal for each share of Common Stock. The Company also issued a Warrant to acquire 2,666,667 shares of Common Stock at a price of $0.75 per share, subsequently decreased to $.18 per share, at any time on or prior to November 9, 2002, subsequently extended to November 3, 2003.

On November 22, 2000, the Company borrowed $120,000 from Friedlander pursuant to an 8% Secured Convertible Note originally due December 2, 2000 and subsequently extended to December 31, 2001 and convertible into Common Stock at the ratio of $.50 of principal for each share of Common Stock. The Company also issued a Warrant to acquire 1,200,000 shares of Common Stock at a price of $.50 per share, subsequently decreased to $.18 per share, at any time on or prior to November 22, 2002, subsequently extended to November 22, 2003.

On December 7, 2000, the Company borrowed $110,000 from Friedlander pursuant to an 8% Secured Convertible Note due March 1, 2001 and subsequently extended to December 31, 2001 and convertible into Common Stock at the ratio of $.375 of principal for each share of Common Stock. The Company also issued a Warrant to acquire 825,000 shares of Common Stock at a price of $.375 per share, subsequently decreased to $.18 per share, at any time on or prior to December 7, 2003.

On December 20, 2000 the Company borrowed $50,000 from Friedlander pursuant to an 8% Secured Convertible Note due March 1, 2001 and subsequently extended to December 31, 2001 and convertible into Common Stock at the ratio of $.18 principal for each share of Common Stock. The Company also issued a Warrant to acquire 5,555,556 shares of Common Stock at a price of $.18 per share at any time on or prior to December 20, 2003.

On January 4, 2001 the Company borrowed $50,000 from Friedlander pursuant to an 8% Secured Convertible Note due March 1, 2001 and subsequently extended to December 31, 2001 convertible into Common Stock at the ratio of $.44 principal for each share of Common Stock. The Company also issued a Warrant to acquire 2,272,727 shares of Common Stock at a price of $.44 per share at any time on or prior to January 4, 2004.

On January 19, 2001 the Company borrowed $44,000 from Friedlander pursuant to an 8% Secured Convertible Note due March 1, 2001 and subsequently extended to December 31, 2001 convertible into Common Stock at the ratio of $.31 principal for each share of Common Stock. The Company also issued a Warrant to acquire 2,816,000 shares of Common Stock at a price of $.31 per share at any time on or prior to January 19, 2004.

On February 2, 2001 the Company borrowed $41,000 from Friedlander pursuant to an 8% Secured Convertible Note due March 1, 2001 and subsequently extended to December 31, 2001 and convertible into Common Stock at the ratio of $.28 principal for each share of Common Stock. The Company also issued a Warrant to acquire 2,928,571 shares of Common Stock at a price of $.28 per share at any time on or prior to February 2, 2004.

On February 15, 2001 the Company borrowed $46,000 from Friedlander pursuant to an 8% Secured Convertible Note due March 1, 2001 and subsequently extended to December 31, 2001 convertible into Common Stock at the ratio of $.31 principal for each share of Common Stock. The Company also issued a Warrant to acquire 2,967,742 shares of Common Stock at a price of $.31 per share at any time on or prior to February 15, 2004.

On March 1, 2001 the Company borrowed $38,000 from Friedlander pursuant to an 8% Secured Convertible Note due July 1, 2001 and subsequently extended to December 31, 2001 convertible into Common Stock at the ratio of $.18 principal for each share of Common Stock. The Company also issued a Warrant to acquire 4,222,222 shares of Common Stock at a price of $.18 per share at any time on or prior to March 1, 2004.

On March 15, 2001 the Company borrowed $37,000 from Friedlander pursuant to an 8% Secured Convertible Note due July 1, 2001 and subsequently extended to December 31, 2001 and convertible into Common Stock at the ratio of $.16 principal for each share of Common Stock. The Company also issued a Warrant to acquire 4,625,000 shares of Common Stock at a price of $.16 per share at any time on or prior to March 15, 2004.

On March 29, 2001 the Company borrowed $21,100 from Friedlander pursuant to an 8% Secured Convertible Note due March 29, 2001 and subsequently extended to December 31, 2001 and convertible into Common Stock at the ratio of $.16 principal for each share of Common Stock. The Company also issued a Warrant to acquire 2,637,500 shares of Common Stock at a price of $.16 per share at any time on or prior to March 29, 2004.

On April 12, 2001 the Company borrowed $40,000 from Friedlander pursuant to an 8% Secured Convertible Note due July 1, 2001 and subsequently extended to December 31, 2001 and convertible into Common Stock at the ratio of $.08 principal for each share of Common Stock. The Company also issued a Warrant to acquire 10,000,000 shares of Common Stock at a price of $.08 per share at any time on or prior to April 12, 2004.

On April 26, 2001 the Company borrowed $43,000 from Friedlander pursuant to an 8% Secured Convertible Note due July 1, 2001 and subsequently extended to December 31, 2001 and convertible into Common Stock at the ratio of $.02 principal for each share of Common Stock. The Company also issued a Warrant to acquire 43,000,000 shares of Common Stock at a price of $.02 per share at any time on or prior to April 26, 2004.

On May 10, 2001 the Company borrowed $40,000 from Friedlander pursuant to an 8% Secured Convertible Note due July 1, 2001 and subsequently extended to December 31, 2001 and convertible into Common Stock at the ratio of $.08 principal for each share of Common Stock. The Company also issued a Warrant to acquire 10,000,000 shares of Common Stock at a price of $.08 per share at any time on or prior to May 10, 2004.

On May 24, 2001 the Company borrowed $23,000 from Friedlander pursuant to an 8% Secured Convertible Note due July 1, 2001 and subsequently extended to December 31, 2001 and convertible into Common Stock at the ratio of $.08 principal for each share of Common Stock. The Company also issued a Warrant to acquire 5,750,000 shares of Common Stock at a price of $.08 per share at any time on or prior to May 24, 2004.

On June 7, 2001 the Company borrowed $40,000 from Friedlander pursuant to an 8% Secured Convertible Note due July 1, 2001 and subsequently extended to December 31, 2001 and convertible into Common Stock at the ratio of $.08 principal for each share of Common Stock. The Company also issued a Warrant to acquire 5,333,333 shares of Common Stock at a price of $.08 per share at any time on or prior to June 7, 2004.

On June 21, 2001 the Company borrowed $40,000 from Friedlander pursuant to an 8% Secured Convertible Note due July 1, 2001 and subsequently extended to December 31, 2001 and convertible into Common Stock at the ratio of $.01 principal for each share of Common Stock. The Company also issued a Warrant to acquire 80,000,000 shares of Common Stock at a price of $.01 per share at any time on or prior to June 21, 2004.

On July 5, 2001 the Company borrowed $40,000 from Friedlander pursuant to an 8% Secured Convertible Note due December 1, 2001 and subsequently extended to December 31, 2001 and convertible into Common Stock at the ratio of $.05 principal for each share of Common Stock. The Company also issued a Warrant to acquire 16,000,000 shares of Common Stock at a price of $.05 per share at any time on or prior to July 5, 2004.

On July 19, 2001 the Company borrowed $38,000 from Friedlander pursuant to an 8% Secured Convertible Note due December 31, 2001 and subsequently extended to December 31, 2001 and convertible into Common Stock at the ratio of $.01 principal for each share of Common Stock. The Company also issued a Warrant to acquire 76,000,000 shares of Common Stock at a price of $.01 per share at any time on or prior to July 19, 2004.

On August 2, 2001 the Company borrowed $38,000 from Friedlander pursuant to an 8% Secured Convertible Note due December 31, 2001 and convertible into Common Stock at the ratio of $.01 principal for each share of Common Stock. The Company also issued a Warrant to acquire 76,000,000 shares of Common Stock at a price of $.01 per share at any time on or prior to August 2, 2004.

On August 16, 2001 the Company borrowed $30,000 from Friedlander pursuant to an 8% Secured Convertible Note due December 31, 2001 and convertible into Common Stock at the ratio of $.05 principal for each share of Common Stock. The Company also issued a Warrant to acquire 12,000,000 shares of Common Stock at a price of $.05 per share at any time on or prior to August 16, 2004.

On September 5, 2001 the Company borrowed $20,000 from Friedlander pursuant to an 8% Secured Convertible Note due December 31, 2001 and convertible into Common Stock at the ratio of $.01 principal for each share of Common Stock. The Company also issued a Warrant to acquire 40,000,000 shares of Common Stock at a price of $.01 per share at any time on or prior to September 5, 2004.

On September 13, 2001 the Company borrowed $30,000 from Friedlander pursuant to an 8% Secured Convertible Note due December 31, 2001 and convertible into Common Stock at the ratio of $.01 principal for each share of Common Stock. The Company also issued a Warrant to acquire 60,000,000 shares of Common Stock at a price of $.01 per share at any time on or prior to September 13, 2004.

On September 28, 2001 the Company borrowed $15,000 from Friedlander pursuant to an 8% Secured Convertible Note due December 31, 2001 and convertible into Common Stock at the ratio of $.01 principal for each share of Common Stock. The Company also issued a Warrant to acquire 30,000,000 shares of Common Stock at a price of $.01 per share at any time on or prior to September 28, 2004.

4.       CAPITAL LEASES

During September 2000, the company received computer equipment under a capital lease expiring September 2003. The assets and liabilities under the capital lease are recorded at the lower of the present value of the minimum lease payments of the assets. The assets will be depreciated over the lease term. Lease payments were to begin in October 2000, however, the Company has received an extension of the lease commencement in return for payment of $2500/month through August of 2001, at which time further negotiations between the Company and the lease holder will result in new lease terms. There has been no depreciation recorded for the year ended December 31, 2000.

5.       TREASURY STOCK

On September 26, 2000, the Company entered into a transaction with John R. Varsames('Varsames'), its former President and Chief Executive Officer whereby Varsames transferred 6,680,000 shares of Common Stock in exchange for a general release by the Company and certain of its significant shareholders of all claims against Mr. Varsames, certain computer hardware, the assets of the Company's subsidiary WebATM, Inc. and the Company's equity interests in its subsidiary SolutionNet Ltd.

6.       STOCK OPTIONS AND EMPLOYEE BENEFIT PLAN

On April 9, 1997, the Company established a Stock Option Plan (the '1997 Plan'). The plan provides for the grant of (i) non-qualified stock options, (ii) incentive stock options, (iii) shares of restricted stock, (iv) shares of phantom stock, and (v) stock bonuses (collectively 'Incentive Awards'). In addition, the Incentive Stock Plan permits the grant of cash bonuses payable when a participant is required to recognize income for federal income tax purposes in connection with the vesting of shares of restricted stock or the grant of a stock bonus. Full-time employees of the Company and its subsidiaries, including officers and directors, will be eligible to participate in the Incentive Stock Plan. The Incentive Stock Plan is administered by a Compensation Committee of the Board of Directors (the 'Committee'), which will consist of two or more directors, each of whom shall be a 'disinterested person' within the meaning of Rule 16b-3 (c ) (2) under Section 16 of the Exchange Act. The Committee will determine which employees receive grants of Incentive Awards, the type of Incentive Awards and bonuses granted and the number of shares subject to each Incentive Award. The Incentive Stock Plan does not prescribe any specific factors to be considered by the Committee in determining who is to receive Incentive Awards and the amount of such awards. The total number of shares available for grants can not exceed 1% of the total number of shares outstanding on the date of the grant with certain limited exceptions. Options outstanding at December 31, 2000 have exercise prices between $.88 and $3.88. All options outstanding vested fully with the change of control that occurred during the year.

The following table summarizes common stock option plan activity:
                                                                Weighted Average
                                                  Options         Exercise Price

Outstanding at December 31, 1999                  ---0---
         Granted                                   95,226            $1.18
         Canceled                                 ---0---
         Exercised                                ---0---
Outstanding at December 31, 2000                   95,226            $1.18
         Granted
         Canceled
         Exercised
                                                  224,451
                                                  =======            =====



EMPLOYEE BENEFIT PLANS - On July 19, 1999 the Board of Directors approved the Company's 401 K plan ('401K Plan'). The 401K Plan was established for the purpose of providing retirement benefits to eligible employees and to enable employees to to supplement their retirement by election to have the Company contribute amounts to the 401K Plan in lieu of payments to such employees in cash. The 401K Plan is intended to satisfy the provisions of section 401(K) of the Internal Revenue Code of 1986, as amended. During 2000, there were no contributions made by the Company.

7.       NET LOSS PER COMMON SHARE

Net loss per common share for the twelve months ended December 31, 2000 and based on the weighted average number of shares of Common Stock outstanding during the period. Potentially dilutive securities include options, warrants and convertible preferred stock; however, such securities have not been included in the calculations of loss per common share as their effect would be antidilutive. Therefore, diluted net loss per share is not presented.

8.       PROPERTY AND EQUIPMENT

Property and equipment, net at December 31, 2000 and 1999 consists of the following:

                                                 2000                   1999
Computer equipment and software                $529,439                $209,921
Research equipment                              192,513                 119,915
Office equipment                                275,845                 262,543
Leasehold improvement                           152,315                 121,185
                                              1,150,112                 713,564
Less accumulated depreciation and
      amortization                              594,060                   98,023
                                              ---------                ---------

Property and equipment, net                    $556,052                 $615,541



Depreciation and amortization expense for the years ended December 31, 2000 and 1999 were $661,138 and $76,615, respectively.

9.       INTANGIBLE ASSETS

As of December 31, 2000 and 1999, intangible assets, net of accumulated amortization, consists of the following:


                                                 2000                    1999
Goodwill                                       $245,875                $245,875
Patents and trademarks                           53,359                  81,148
Domain names                                     11,246                  16,500
Covenants not to compete                              0                  20,000
Website                                               0                  50,000
Product development costs                        40,520                        0
                                                351,001                  413,523
Less accumulated amortization                   118,550                   37,609
                                               --------                 --------

Intangible assets, net                         $232,451                 $375,914


10.      LEASING ARRANGEMENTS

     We currently sublease approximately 2,000 square feet of office space in Williston, Vermont from Hanley-Wood, LLC pursuant to a Sublease Agreement dated as of February 26, 2001, which provides for rental payments of $2,305 per moth. As of April 2001, either party may terminate the Sublease Agreement upon 30 days prior written notice to the other. All other lease agreements to which the Company was a party have been assigned or terminated.