Form 10QSB
period 2001-03-30
ENOTE COM INC
filed 2001-10-23
CIK 58636

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

[  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE
       TRANSITION PERIOD FROM _________________TO _________________

                                     0-7349
                             Commission file number

                                 eNote.com Inc.
          (Exact name of small business issuer as specified in its charter)

            Delaware                                        59-345315
            --------                                        ---------
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
 or organization)

                    188 Allen Brook Lane, Williston, VT 05495
                     (Address of principal executive offices)

                            _____(802) 288-9000_____
                           (Issuer's telephone number)
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
    Yes [ ] No   [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 31, 2001, the Issuer had 4,650,824 shares of Common Stock, $.01 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X ]

                                    CONTENTS

PART I.  FINANCIAL INFORMATION
                                                                           Page

Item 1.     Financial Statements

            Consolidated Balance Sheets at March 31, 2001 (unaudited) and
            December 31, 2000 (unaudited)                                    3

            Consolidated Statements of Operations for the
            three months ended March 31, 2001 (unaudited)
            and 2000 (unaudited)                                             4

            Consolidated Statements of Cash Flows for the
            three months ended March 31, 2001 (unaudited)
            and 2000 (unaudited)                                             5

            Notes to Consolidated Financial Statements                       6

Item 2.     Management's Discussion and Analysis or Plan of Operations       8


PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings                                               13

Item 2.     Changes in Securities                                           13

Item 3.     Defaults Upon Senior Securities                                 15

Item 4.     Submission of Matters to a Vote of Security Holders             15

Item 5.     Other Information                                               15

Item 6.     Exhibits and Reports on Form 8-K                                15

SIGNATURES                                                                  16

                         PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements.

                                 eNote.com Inc.
                           Consolidated Balance Sheets
                                    unaudited

                                     March 31, 2001         December 31, 2000
                                 ----------------------  -----------------------

                  ASSETS
Current Assets
  Cash and cash equivalents            $        12,352        $           7,742
  Inventories, net of reserve
   of $951,079 and $0, respectively              8,942                   43,015
  Prepaid expenses and other current
   assets                                       15,597                   30,597
                                 ----------------------  ----------------------
Total current assets                            36,891                   81,354


Property and equipment, net                    403,640                  556,050
Intangibles, net                                47,793                  232,451
Security deposits                #              16,601                    9,690
                                 ----------------------  ----------------------
  Total assets                         $       504,925       $          879,545
                                 ======================  ======================


                 Liabilities & Stockholders' Equity

Current liabilities
  Accounts payable and accrued
   expenses                            $       691,167       $        1,070,037
  Convertible debentures, net of
    unamortized discount of $366,040
    and $0,respectively                      1,746,060                1,413,960
  Capital lease obligation                     100,616                  100,616
  Short-term notes                                  --                   55,000
  Other current liabilities                         --                       --
                                 ----------------------  ----------------------

    Total current liabilities                2,537,844                2,639,613
                                 ----------------------  ----------------------

Stockholders' equity (deficit)
Convertible preferred stock, $1.00
   par value, 5,000,000 shares
   authorized, issued and outstanding        5,000,000                5,000,000
Common stock, $0.01 par value,
   25,000,000 shares authorized,
   11,339,461 issued at March 31,
   2001 and December 31, 2000                  113,395                  113,395
Common stock warrants                        1,297,930                1,297,930
Treasury stock (6,680,000 shares
   of common stock)                            (53,897)                 (53,897)
Due from related party                        (150,000)                (150,000)
Unearned compensation                               --                       --
Additional paid-in capital                   5,314,563                5,262,190
Accumulated deficit                        (13,554,909)             (13,229,686)
                                 ----------------------  ----------------------

  Total stockholders' equity (deficit)      (2,032,918)              (1,760,068)
                                 ----------------------  ----------------------
Total liabilities and stockholders'
  equity (deficit)               $             504,925                  879,545
                                 ======================  ======================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 eNote.com Inc.
                      Consolidated Statements of Operations
                 For the quarters ended March 31, 2001 and 2000
                                    unaudited


                                      March 31, 2001             March 31, 2000

Net revenue                      $                    -      $                -
                                 -------------------------  --------------------

Operating expenses:
   Sales and marketing                                -                 362,533
   Product development                                -                 323,727
   General and administrative                    15,741                 581,475
    (including  $0. of stock based
     compensation for the quarter
     ended March 31, 2001, and $47,896
     in 2000.)
   Depreciation and amortization                129,942                  91,098
   Loss on sale of fixed assets                   3,183
   Loss on sale of inventory                          -
                                 -------------------------  --------------------
Total operating expenses                        148,865               1,358,833
                                 -------------------------  --------------------

Loss from operations                           (148,865)             (1,358,833)
Loss from transfer of Solutionet               (148,158)                       -
Loss from early termination of lease            (26,036)                       -
Interest and other income, net                      448                   6,713
Interest expense                                 (2,611)                 (2,611)
                                 -------------------------  --------------------

Net loss                            $          (325,223)       $     (1,354,731)
Preferred Stock Dividend                              -                        -
                                 -------------------------  --------------------
Net loss applicable to common
  shareholders                      $          (325,223)       $     (1,354,731)
                                 =========================  ====================


Basic net loss per common share     $             (0.03)       $          (0.13)

Weighted average common shares
  outstanding                                10,926,438              10,189,491


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 eNote.com Inc.
                      Consolidated Statements of Cash Flows
                 For the quarters ended March 31, 2001 and 2000

                                                  2001                  2000
                                           -------------------------------------
Cash flows from operating activities:
    Net loss                                      (325,223)       $  (1,354,731)
    Adjustments to reconcile net loss to
      net cash used in operating activities:
      Depreciation and amortization                129,942               91,097
      Stock-based compensation                           -               47,896
      Changes in assets and liabilities:
         Inventory                                 (34,073)            (463,072)
         Prepaid expenses and other current
            assets                                  15,000             (117,440)
         Security deposits                          (6,910)              27,519
         Accounts payable and accrued expenses    (378,870)            (262,375)
         Other current liabilities                       -              (26,485)
                                           --------------------  ---------------

Net cash used in operating activities             (600,134)          (2,057,591)
                                           --------------------  ---------------


Cash flows from investing activities:
    Intangibles                                    175,233                    -
    Property and equipment                         152,410             (191,354)
                                           --------------------  ---------------

Net cash used in investing activites               327,643             (191,354)
                                           --------------------  ---------------


Cash flows from financing activities:
    Proceeds from issuance of convertible
      debentures                                   277,100              500,000
    Proceeds from issuance of common stock
      and warran                                         -            2,952,456
                                           --------------------  ---------------

Net cash provided by financing activities          277,100            3,452,456
                                           --------------------  ---------------

Net increase/(decrease) in cash and cash
  equivalents                                        4,610            1,203,511
Cash and cash equivalents at beginning of
  the period                                         7,742              324,392
                                           --------------------  ---------------

Cash and cash equivalents at the end of the
  period                                    $       12,352       $    1,527,903
                                           ====================  ===============


The accompanying notes are an integral part of these condensed consolidated financial statements.

eNote.com Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION

eNote.com Inc. ( the "Company") (formerly Webcor Electronics, Inc.), is a successor of Navis Technologies, Inc. ("Navis"). The Company was organized in 1971 under the laws of Delaware and was a public shell. In April 5, 1999, the Company acquired all of the outstanding shares of Common stock of Navis ("Navis Acquisition") by issuing 7.6 million of it shares of Common Stock. Simultaneously, the Company changed its name from Webcor Electronics, Inc. to eNote.com Inc. Navis was incorporated on August 13, 1996 under the laws of the State of Delaware.

In connection with the Navis Acquisition, the Company sold 5 million shares of convertible preferred stock, par value $.01 per share (the "Preferred Stock"), and warrants to purchase 2 million shares of Common stock to Friedlander International Limited ("Friedlander") for $5 million in cash (the "Friedlander Transaction"). The Preferred Stock has a liquidation preference of $1 per share, or $5 million in the aggregate, and is convertible into Common stock on a one-for-one share basis. The warrants have an exercise price of $1 per share. The warrants were valued at $.37 per share using the Black-Scholes valuation model. Because the Preferred Stock is convertible immediately and the warrants vested immediately, a dividend of $740,000 was recognized. Since the Navis Acquisition and the Friedlander Transaction were subsequently interrelated, the costs incurred in connection with these transactions have been accounted for as a reduction of additional paid-in capital.

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

In accordance with generally accepted accounting principles, the Navis Acquisition was accounted for as a reverse merger. As a result, Navis is considered to be the acquiring entity and the Company the acquired entity for accounting purposes, even though the Company is the acquirer for legal purposes. The historical financial information of Navis became the historical financial information of the Company and historical stockholders' equity and earnings per share prior to the merger have been retroactively reinstated for the equivalent number of shares received in the merger. The financial statements subsequent to the Navis Acquisition include: (1) the balance sheet with the net results of Navis at historical costs; (2) the results of operations of Navis for 1999 through the date of the acquisition and the results of operations of the Company after the acquisition date.

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

SEGMENTS - The Company has adopted the provisions of SFAS No. 131, disclosures about segments of an enterprise and related information. SFAS No. 131 establishes standards for companies to report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company did not have revenue in 2001, therefore no disclosure is made.

3.       CAPITAL LEASES

During September 2000, the company received computer equipment under a capital lease expiring September 2003. The assets and liabilities under the capital lease are recorded at the lower of the present value of the minimum lease payments of the assets. The assets will be depreciated over the lease term. Lease payments were to begin in October 2000, however, the Company received an extension of the lease commencement in return for payment of $2500/month through August of 2001, at which time further negotiations between the Company and the lease holder will result in new lease terms. As of the date of this filing, there has been no agreement reached between the Company and leasing company. There has been no depreciation recorded for the quarter ended March 31, 2001.



5.       STOCK OPTIONS AND EMPLOYEE BENEFIT PLAN

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


EMPLOYEE BENEFIT PLANS - On July 19, 1999 the Board of Directors approved the Company's 401 K plan ("401K Plan"). The 401K Plan was established for the purpose of providing retirement benefits to eligible employees and to enable employees to to supplement their retirement by election to have the Company contribute amounts to the 401K Plan in lieu of payments to such employees in cash. The 401K Plan is intended to satisfy the provisions of section 401(K) of the Internal Revenue Code of 1986, as amended. There were no contributions made by the Company for the quarter.

6.       NET LOSS PER COMMON SHARE

Net loss per common share for the three months ended March 31, 2001 is based on the weighted average number of shares of Common Stock outstanding during the periods. Potentially dilutive securities include options, warrants and convertible preferred stock; however, such securities have not been included in the calculations of loss per common share as their effect would be antidilutive. Therefore, diluted net loss per share is not presented.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements
         When used in this Report, press releases or elsewhere by eNote.com Inc. (the "Company") and its management, the words "believes," "anticipates," "intends" and "expects" and similar expressions are intended to identify forward-looking statements that involve a number of risks and uncertainties. Additionally, statements contained in this discussion that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, including statements regarding expectations, beliefs, intentions or strategies regarding the future. The Company intends that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance, but are subject to many risks and uncertainties, which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially or adversely include, without limitation, the lack of further ongoing funding by Friedlander Capital Management Corp. or its related entities or the inability of the Company to complete development of and commercially deploy the Company's TVemail(TM) System, including the in-home TVemail(TM) terminals (the "Client Hardware"), the Company's proprietary back-end server systems (the "Server Systems") and the graphical user interface ("GUI"), as well as the other risks described in this Report under the caption "Management's Discussion and Analysis or Plan of Operation--Certain Trends and Uncertainties." The Company does not undertake to update forward-looking statements.

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

RESULTS OF OPERATIONS : Three Months Ended March 31, 2001:

         Our financial condition and results from operations were dramatically different between the three months ended March 31, 2000 and 2001.

                        Three Months Ended March 31, 2001

         During the three months ended March 30, 2000, the Company had no revenues. Operating expenses were $1,354,731, consisting of sales and marketing expenses of $362,533, product development expenses of $323,727, general and administrative expenses of $581,475 and depreciation and amortization expenses of $91,098. Interest expense was $2,611 resulting in a net loss of $1,354,731 or $0.13 per share.

         The Company had no revenues in the three months ended March 31, 2001. Operating expenses decreased to $174,905 an 87% decrease over the comparable 2000 period as the Company substantially decreased operations and ceased product development. Operating expenses included no sales and marketing expenses, no product development expenses, general and administrative expenses of $41,781, a 93% decrease, and depreciation and amortization expenses of $129,942.

         Interest expense remained the same at $2,611 resulting in a net loss of $351,263 or $.03 per share; a 74% decrease from the net loss incurred for the three months ended March 31, 2000.

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

         During 2000, the Company spent a substantial portion of its working capital on product development efforts related to the TVemail(TM) System. We believe that the TVemail System is substantially ready to be used in limited commercial markets and that no substantial further development costs need to be incurred prior to commercialization of TVemail(TM) Service prior to its commercialization, however, there can be no assurance that unanticipated technical obstacles or changes in strategy or other factors will not cause actual research and development expenses to differ materially from the Company's expectations. In addition, the Company will likely need a substantial capital investment in order to fund third-party manufacturing costs associated with any wide-spread commercialization of the TVemail(TM) System.

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

         Also, during the first and seconds quarter of 2000, we raised approximately $4,963,878 through the sale of approximately 825,000 shares of the Company's Common Stock and approximately 413,000 Common Stock Purchase Warrants with an exercise price of $.01 per share in an offshore private placement to various European entities.

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

         The Company's current capital resources are insufficient to continue operations and the Company's continued operations are currently contingent upon ongoing capital investment by Friedlander. There can be no assurances that Friedlander will continue to fund the Company's operations or fund the commercially launch its TVemail(TM) System. In order for the Company, to raise additional equity capital from investors other than Friedlander, the Company believes that current debt and equity holders, including without limitation, Friedlander, eNote International and Seafont, Pty. Ltd., would have to agree to surrender or terminate certain debt or equity positions in the Company, including without limitation a substantial portion of the 519,241,985 warrants that are issued and outstanding to acquire shares of the Company's Common Stock. There can be no assurances that such holders will surrender or terminate such positions.

         CERTAIN TRENDS AND UNCERTAINTIES

         In addition to the other information contained in this Report on Form 10-QSB for the quarter ending March 31, 2001, the following factors should be considered carefully.

               RISKS RELATING TO THE COMPANY'S NEED FOR ADDITIONAL
                               FINANCIAL RESOURCES

Need for Additional Funds

     Our existing capital is insufficient to continue our current operations for any substantial period of time without additional investment by Friedlander or otherwise. If for any reason Friedlander ceased funding our current level of operations it is likely that Company would not be able to raise any additional capital or be able to continue as a going concern. In addition, in order for us to begin continued mass production of the Client Hardware or to initiate widespread sales and marketing efforts relating to the TVemail(TM) service, we anticipate that we will have to raise substantial additional funds. We currently are seeking additional funding through public or private financings, which may include debt or equity financings. Adequate funds for these purposes, whether obtained through financial markets or collaborative or other arrangements with corporate partners, existing shareholders or from other sources, may not be available when needed or on terms acceptable to the Company. Insufficient funds may require us to license to third parties our technology to commercialize products or technologies that the Company would otherwise seek to develop itself; to sell ourselves to a third party; to cease operations; or to declare bankruptcy.

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

Subordination of Common Stock to Preferred Stock; Risk of Dilution; Anti-Dilution Adjustments.

         In the event of the liquidation, dissolution or winding up of the Company, the Common Stock is expressly subordinate to the $5 million preference of the 5 million outstanding shares of Preferred Stock. The conversion rate of the Preferred Stock is subject to adjustment, among other things, upon issuances of Common Stock or securities convertible into Common Stock or rights to purchase Common Stock that have not been expressly approved in writing by a majority in interest of the holders of Preferred Stock or their elected representatives. As of March 31, 2001, each share of Preferred Stock was convertible into 1 share of Common Stock.

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

The Company is a defendant in an action entitled Pca v eNote.com Inc. filed on April 13, 2001 in Chittenden Superior Court, Chittenden County, Vermont. Defendant has entered into a Stipulation to Judgment in the amount of $5,471.91 plus interest at the rate of 12% per annum. Plaintiff has agreed to withhold execution of the Judgment subject to the payment of $$744 per month commencing June 15, 2001. Defendant has not made the September 15th payment.

The Company is a defendant in action entitled Reptron Electronics, Inc. v. eNote.com Inc. filed on June 8, 2001 in Chittenden Superior Court, Chittenden County, Vermont. Plaintiff alleges an amount due for goods sold in the amount of $259,543 plus interest. eNote has filed an Answer and Counterclaim.

The Company is a defendant in an action entitled PC Connection v. eNote.com Inc. filed on August 20, 2001 in Chittenden Superior Court, Chittenden County, Vermont. Plaintiff alleges an account due in the amount of $42,234.71 plus interest. eNote has filed an Answer.

Item 2. Changes in Securities.

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

Item 3. Defaults Upon Senior Securities.

         The Company is in default under its 8% Secured Convertible Note issued to eNote International.com in the principal amount of $250,000 due December 2, 2000. As of October 15, 2000 the principal amount of $250,000 and interest in the approximate amount of $22,500 is in arrears.

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

          3(b) Amended By-laws (incorporated by reference as Exhibit 3(b) to the Company's Form 10-KSB filed September 22,
                           1999).

           4.1 Form of 8% Subordinated Convertible Note issued to Friedlander Capital Management Corp. in a series of transactions from August 17, 2000 through September 28, 2001(incorporated by reference as Exhibit 4.1 to the Company's Form 8-K filed September 1, 2000).

          4.2 Form of Warrant to purchase shares of Common Stock issued to Friedlander Capital Management Corp. and affiliated entities in a series of transactions from August 17, 2000 through September 28,2001 (incorporated by reference as Exhibit 4.2 to the Company's Form 8-K filed September 1, 2000).

          4.3 Letter Agreement dated as of December 20, 2000 between the Company and Friedlander Capital Management Corp. extending the expiration date of Warrants issued between August 17, 2000 and November 22, 2000 until the third anniversary of each such Warrant's respective issue date (incorporated by reference as Exhibit 4.48 to the Company's Form 10-QSB filed December 29, 2001)

         4.4 Letter Agreement dated as of December 31, 2000 between the Company and Friedlander Capital Management Corp. adjusting the Warrant exercise price to $.18 with respect to Warrants issued between August 17, 2000 and December 20, 2000(incorporated by reference as Exhibit 4.10 to the Company's Form 10-KSB filed October 15, 2001).

         4.5 Letter Agreement dated as of October 4, 2001 between the Company and Friedlander Capital Management Corp. extending the maturity dates of the 8% Subordinated Convertible Notes to December 31, 2001 (incorporated by reference as Exhibit 4.11 to the Company's Form 10-KSB filed October 15, 2001).


(b) Reports on Form 8-K.
     None

                                   SIGNATURES
         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                            _____________ eNote.com Inc.________
                                                         ---------------
                                                           (Registrant)
October 17, 2001


                                                  /s/ Michael T. Grennan
                                            -----------------------------------
                                                      Michael T. Grennan,
                                                         Vice President
                                                 (Principal Executive Officer)


October 17, 2001                                  /s/ Michael T. Grennan
                                            -----------------------------------
                                                       Michael T. Grennan
                                                         Vice President
                                              (Principal Financial Officer and
                                                Principal Accounting Officer)