Form 10QSB
period 2001-06-30
ENOTE COM INC
filed 2001-10-23
CIK 58636

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                            _____(802) 288-9000_____
                           (Issuer's telephone number)
--------------------------------------------------------------------------------
(Former name,former address and former fiscal year,if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 30, 2001, the Issuer had 4,650,824 shares of Common Stock, $.01 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                    CONTENTS

PART I.    FINANCIAL INFORMATION
                                                                         Page

Item 1. Financial Statements

          Consolidated Balance Sheets at June 30, 2001 (unaudited)
          and December 31, 2000 (unaudited)                                 3

          Consolidated Statements of Operations for the three and
          six months ended June 30, 2001 (unaudited)
          and 2000 (unaudited)                                              4

          Consolidated Statements of Cash Flows for the six months
          ended June 30, 2001 (unaudited) and 2000 (unaudited)              5

          Notes to Consolidated Financial Statements                        6

Item 2. Management's Discussion and Analysis or Plan of Operations          8


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                              13

Item 2.     Changes in Securities                                          13

Item 3.     Defaults Upon Senior Securities                                14

Item 4.     Submission of Matters to a Vote of Security Holders            15

Item 5.     Other Information                                              15

Item 6.     Exhibits and Reports on Form 8-K                               15

SIGNATURES                                                                 16

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

                                 eNote.com Inc.
                           Consolidated Balance Sheets
                                   unaudited

                                        June 30, 2001       December 31, 2000

                                   ----------------------   --------------------

              ASSETS
Current Assets
  Cash and cash equivalents          $             7,640     $            7,742
  Inventories, net of reserve of
   $951,079 and $0, respectively                   8,944                 43,015
  Prepaid expenses and other current assets       30,028                 30,597
                                   ----------------------   -------------------
Total current assets                              46,612                 81,354

Property and equipment, net                      358,774                556,050
Intangibles, net                                  47,469                232,451
Security deposits                                 16,601                  9,690
                                   ----------------------   --------------------
Total assets                          $          469,455     $          879,545
                                   ======================   ===================


            LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses $        613,868     $        1,070,037
  Convertible debentures, net of
   unamortized discount of $366,040 and
     $0, respectively                          2,012,060              1,413,960
  Capital lease obligation                        95,616                100,616
  Short-term notes                                     -                 55,000
  Other current liabilities                            -                      -
                                    ---------------------   -------------------

Total current liabilities                      2,721,544              2,639,613
                                    ---------------------   --------------------

Stockholders' equity (deficit)
Convertible preferred stock, $1.00 par
  value, 5,000,000 shares authorized,
  issued and outstanding                       5,000,000              5,000,000
Common stock, $0.01 par value,
  25,000,000 shares authorized,11,339,461
  issued at March 31, 2001 and December
  31, 2000                                       113,395                113,395
Common stock warrants                          1,297,930              1,297,930
Treasury stock (6,680,000 shares of
  common stock)                                  (53,897)               (53,897)
Due from related party                          (150,000)              (150,000)
Unearned compensation                                  -                      -
Prior period adjustment (accounts payable
  settlement)                                     66,560                      -
Additional paid-in capital                     5,314,563              5,262,190
Accumulated deficit                          (13,840,641)           (13,229,686)
                                    ----------------------  --------------------

Total stockholders' equity (deficit)          (2,252,090)            (1,760,068)
                                    ----------------------  --------------------

Total liabilities and stockholders'
  equity (deficit)                     $         469,455        $       879,545
                                    ======================  ====================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 eNote.com Inc.
                      Consolidated Statements of Operations
            For the three and six months ended June 30, 2001 and 2000
                                    unaudited

                           3 Mos.Ended  3 Mos.Ended   6 Mos.Ended   6 Mos.Ended
                          June 30,2001  June 30,2000  June 30,2001  June 30,2000

Net revenue               $          -  $          -  $          -  $         -
                          ------------- ------------- ------------- ------------

Operating expenses:
  Sales and marketing                -       516,813             -      879,346
  Product development                -       428,264         1,124      751,991
  General and administrative     1,450       959,628       254,014    1,541,103
  (including  $0 of stock based
  compensation for the 6 months
  ended June 30, 2001, and
  $132,377 in 2000.)
  Depreciation and amortization 46,537       140,426       176,479      231,524
  Loss on sale of fixed assets       -             -         3,183            -
  Loss on sale of inventory          -             -             -            -
                          ------------- ------------- ------------- ------------
Total operating expenses        45,087     2,045,131       434,800    3,403,964
                          ------------- ------------- ------------- ------------

Loss from operations           (45,087)   (2,045,131)     (434,800)  (3,403,964)
Minority interest in
 Solutionet                           -        1,810             -        1,810
Share of loss in eNote
 International                        -     (300,000)            -     (300,000)
Loss from transfer of
 Solutionet                   (296,316)            -      (148,158)           -
Loss from early termination
 of lease                             -            -       (26,036)           -
Interest and other income, net     203        27,148           651       33,861
Interest expense                (5,222)      (12,500)       (2,611)     (15,111)
                          ------------- ------------- ------------- ------------

Net loss                    $ (346,423)  $(2,328,673)   $ (610,955) $(3,683,404)
Preferred Stock Dividend             -             -             -             -
                          ------------- ------------- ------------- ------------
Net loss applicable to
 common shareholders        $ (346,423)  $(2,328,673)   $ (610,955) $(3,683,404)
                          ============= ============= ============= ============


Basic net loss per
 common share               $    (0.03)  $     (0.21)   $    (0.06) $     (0.35)

Weighted average common
 shares outstanding         11,339,461    11,078,800    11,339,461   10,566,989


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 eNote.com Inc.
                      Consolidated Statements of Cash Flows
                 For the six months ended June 30, 2001 and 2000

                                                    2001                2000
                                              ----------------------------------
Cash flows from operating activities:
  Net loss                                           (610,955)     $ (3,683,404)
  Adjustments to reconcile net
    loss to net cash used in
    operating activities:
  Depreciation and amortization                       176,479           231,524
  Stock-based compensation                                  -           132,377
  Changes in assets and liabilities:
    Inventory                                         (34,071)         (565,185)
    Prepaid expenses and other current
      assets                                              569           (31,614)
    Investment in eNote International                       -           300,000
    Investment in Solutionet                                -            (1,810)
    Security deposits                                  (6,911)           27,785
    Accounts payable and accrued expenses            (389,609)         (232,973)
    Capital lease obligations                          (5,000)                 -
    Other current liabilities                               -              (677)
                                               ------------------  -------------

Net cash used in operating activities                (869,497)       (3,823,977)
                                               ------------------  -------------


Cash flows from investing activities:
  Investment in joint venture                               -          (500,000)
  Intangibles                                         129,019           (61,029)
  Property and equipment                              197,276          (360,376)
                                               ------------------  -------------

Net cash used in investing activites                  326,295          (921,405)
                                               ------------------  -------------


Cash flows from financing activities:
  Proceeds from issuance of convertible
    debentures                                        543,100           420,000
  Proceeds from issuance of common stock
    and warrants                                            -         4,463,878
                                               -----------------  --------------

Net cash provided by financing activities             543,100         4,883,878
                                               -----------------  --------------

Net increase/(decrease) in cash and cash
  equivalents                                            (102)           138,496
Cash and cash equivalents at beginning of
  the period                                            7,742           324,392
                                               -----------------  --------------

Cash and cash equivalents at the end of
  the period                                          $ 7,640         $ 462,888
                                               =================  ==============


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

3.       CAPITAL LEASES

During September 2000, the company received computer equipment under a capital lease expiring September 2003. The assets and liabilities under the capital lease are recorded at the lower of the present value of the minimum lease payments of the assets. The assets will be depreciated over the lease term. Lease payments were to begin in October 2000, however, the Company received an extension of the lease commencement in return for payment of $2500/month through August of 2001, at which time further negotiations between the Company and the lease holder will result in new lease terms. As of the date of this filing, there has been no agreement reached between the Company and leasing company. There has been no depreciation recorded for the quarter ended June 30, 2001.

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

6.       NET LOSS PER COMMON SHARE

Net loss per common share for the three and six months ended June 30, 2001 is based on the weighted average number of shares of Common Stock outstanding during the periods. Potentially dilutive securities include options, warrants and convertible preferred stock; however, such securities have not been included in the calculations of loss per common share as their effect would be antidilutive. Therefore, diluted net loss per share is not presented.

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

RESULTS OF OPERATIONS : Three and Six Months Ended June 30, 2000:

         Our financial condition and results from operations were dramatically different between the three and six months ended June 30, 2001 and 2000.

                        Three Months Ended June 30, 2001

         During the three months ended June 30, 2000, the Company had no revenues. Operating expenses were $2,045,131, consisting of sales and marketing expenses of $516,813, product development expenses of $428,264, general and administrative expenses of $959,628 and depreciation and amortization of $140,426. Interest expense was $12,500 resulting in a net loss before preferred stock dividend of $2,328,673 or $0.21 per share.

         The Company had no revenues in the three months ended June 30, 2001. Operating expenses decreased to $71,127 a 96.5% decrease over the comparable 2000 period as the Company substantially decreased operations and ceased product development. Operating expenses included no sales and marketing expenses, no product development expenses, general and administrative expenses of $24,590, a 97.4% decrease, and depreciation and amortization expenses of $46,537.

         In the three months ended June 30, 2001, the Company also incurred a net loss of $296,316 in connection with the transfer of its equity interest in Solutionet Ltd. pursuant to the terms of a Separation Agreement dated as of September 26, 2000 between the John R. Varsames and the Company.

          Interest expense decreased to $5,222 resulting in a net loss of $372,463 or .03 per share; an 84% decrease from the net loss incurred for the three months ended June 30, 2000.

                         Six Months Ended June 30, 2001

         During the six months ended September 30, 2000, the Company had no revenues. Operating expenses were $3,403,964, consisting of sales and marketing expenses of $879,346, product development expenses of $751,991, general and administrative expenses of $1,541,103 and depreciation and amortization of $231,524. Interest expense was $15,111 resulting in a net loss before preferred stock dividend of $3,683,404 or $0.35 per share.

         The Company had no revenues in the six months ended June 30, 2001. Operating expenses decreased to $460,840, an 86.5% decrease over the comparable 2000 period as the Company substantially decreased operations and substantially decreased product development. Operating expenses included product development expenses of $1,124, a 99.9% decrease, general and administrative expenses of $280,054, an 81.8% decrease and depreciation and amortization of 176,479, a 24% decrease.

         For the six months ended June 30, 2001, the Company also incurred a net loss of $148,158 in connection with the transfer of its equity interest in Solutionet Ltd. pursuant to the terms of a Separation Agreement dated as of September 26, 2000 between the John R. Varsames and the Company. The Company also recognized a loss of $26,036 in connection with the early termination a lease.

         Interest expense decreased to $2,611, an 82% decrease, resulting in a net loss of $636,995 or .06 per share; an 82.7% decrease from the net loss incurred for the six months ended June 30, 2000.

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

         CERTAIN TRENDS AND UNCERTAINTIES

         In addition to the other information contained in this Report on Form 10-QSB for the quarter ending June 30, 2001, the following factors should be considered carefully.

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

Subordination of Common Stock to Preferred Stock; Risk of Dilution; Anti-Dilution Adjustments.

         In the event of the liquidation, dissolution or winding up of the Company, the Common Stock is expressly subordinate to the $5 million preference of the 5 million outstanding shares of Preferred Stock. The conversion rate of the Preferred Stock is subject to adjustment, among other things, upon issuances of Common Stock or securities convertible into Common Stock or rights to purchase Common Stock that have not been expressly approved in writing by a majority in interest of the holders of Preferred Stock or their elected representatives. As of June 30, 2001, each share of Preferred Stock was convertible into 1 share of Common Stock.

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

The Company is a defendant in action entitled Sejin America, Inc. v. eNote.com Inc. filed on September 17, 2001 in Chittenden Superior Court,Chittenden County, Vermont. Plaintiff alleges an amount due for goods sold in the amount of $42,800 plus interest. eNote has filed an Answer and Counterclaim.

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

         The Notes and Warrants were issued in transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended

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

          4.2 Form of Warrant to purchase shares of Common Stock issued to Friedlander Capital Management Corp. and affiliated entities in a series of transactions from August 17, 2000 through September 28, 2001 (incorporated by reference as Exhibit 4.2 to the Company's Form 8-K filed September 1, 2000).

          4.3 Letter Agreement dated as of December 20, 2000 between the Company and Friedlander Capital Management Corp. extending the expiration date of Warrants issued between August 17, 2000 and November 22, 2000 until the third anniversary of each such Warrant's respective issue date (incorporated by reference as Exhibit 4.48 to the Company's Form 10-QSB filed December 29, 2001)

         4.4 Letter Agreement dated as of December 31,2000 between the Company and Friedlander Capital Management Corp. adjusting the Warrant exercise price to $.18 with respect to Warrants issued between August 17, 2000 and December 20, 2000 (incorporated by reference as Exhibit 4.10 to the Company's Form 10-KSB filed October 15, 2001).

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




                              _____________ eNote.com Inc._________________
                                           ---------------
                                             (Registrant)


October 17, 2001


                                         /s/ Michael T. Grennan
                             ----------------------------------------------
                                           Michael T. Grennan,
                                             Vice President
                                       (Principal Executive Officer)



October 17, 2001                         /s/ Michael T. Grennan
                             -----------------------------------------------
                                           Michael T. Grennan
                                             Vice President
                  (Principal Financial Officer and Principal Accounting Officer)